Form 10QSB
period 2001-03-31
XENICENT INC
filed 2001-07-06
CIK 1121282

-12-

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______


                                 XENICENT, INC.
                                 --------------
        (Exact name of small business issuer as specified in its charter)


     North  Carolina                              36-4344865
     ---------------                              ----------
(State  or  other  jurisdiction  of             (IRS  Employer
incorporation  or  organization)              identification  No.)



             10712 Old Wayside Road, Charlotte, North Carolina 28277
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (704) 341-4444
                                 --------------
                           (Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
June  29,  2001:  8,832,000

Number of shares of preferred stock outstanding as of June 29, 2001: -0-











                                      XENICENT, INC.
                                      BALANCE SHEET
                    AT MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000


                                          ASSETS
                                          ------
                                                                 (Unaudited)
                                                                      2001        2000

CURRENT ASSETS
-----------------------------------------------------------------
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $  14,401   $  44,729
  Recoverable income taxes. . . . . . . . . . . . . . . . . . . .        -0-      12,700
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . .     14,401      57,429
-----------------------------------------------------------------

PROPERTY AND EQUIPMENT
-----------------------------------------------------------------
  Furniture & office equipment. . . . . . . . . . . . . . . . . .      6,800       6,800
  Accumulated depreciation. . . . . . . . . . . . . . . . . . . .     (3,570)     (3,400)
     Net property and equipment . . . . . . . . . . . . . . . . .      3,230       3,400
                                                                   ----------  ----------

    TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $  17,631   $  60,829
                                                                   =========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------

CURRENT LIABILITIES
-----------------------------------------------------------------
  Loan from stockholder . . . . . . . . . . . . . . . . . . . . .      7,304       7,196
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .      7,304       7,196
-----------------------------------------------------------------

STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
  Common stock ($.001 par value, 50,000,000 shares authorized:
   8,832,000 issued and outstanding). . . . . . . . . . . . . . .      8,832       8,832
  Preferred stock ($.001 par value, 5,000,000 shares authorized:
   none issued and outstanding) . . . . . . . . . . . . . . . . .        -0-         -0-
  Additional paid-in-capital. . . . . . . . . . . . . . . . . . .    468,460     468,460
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . . .   (466,965)   (423,659)
    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . .     10,327      53,633
-----------------------------------------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $  17,631   $  60,829
                                                                   ==========  ==========











                                     XENICENT, INC.
                          STATEMENTS OF OPERATIONS (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                   2001         2000
REVENUES AND COST OF SALES:
--------------------------------------------------------------
  Contract sales . . . . . . . . . . . . . . . . . . . . . . .  $      -0-   $  322,974
  Consulting services. . . . . . . . . . . . . . . . . . . . .         -0-          -0-
  Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .         -0-     (253,260)
    Gross Profit . . . . . . . . . . . . . . . . . . . . . . .         -0-       69,714
                                                                -----------  -----------

OPERATING EXPENSES:
--------------------------------------------------------------
  Advertising. . . . . . . . . . . . . . . . . . . . . . . . .         840        8,220
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . .         170          170
  Land evaluation. . . . . . . . . . . . . . . . . . . . . . .         -0-       31,383
  Management fees. . . . . . . . . . . . . . . . . . . . . . .         -0-       92,577
  Office expenses. . . . . . . . . . . . . . . . . . . . . . .      15,401        2,350
  Professional fees. . . . . . . . . . . . . . . . . . . . . .      19,480        5,250
  Payroll expense. . . . . . . . . . . . . . . . . . . . . . .         -0-          -0-
  Telephone. . . . . . . . . . . . . . . . . . . . . . . . . .       1,840        2,210
  Travel & automobile expenses . . . . . . . . . . . . . . . .       4,210        5,641
    TOTAL EXPENSES . . . . . . . . . . . . . . . . . . . . . .      41,941      147,801

      OPERATING INCOME . . . . . . . . . . . . . . . . . . . .     (41,941)     (78,087)

OTHER INCOME (EXPENSE):
--------------------------------------------------------------
  Interest expense . . . . . . . . . . . . . . . . . . . . . .      (1,365)        (108)
    TOTAL OTHER INCOME (EXPENSE) . . . . . . . . . . . . . . .      (1,365)        (108)
                                                                -----------  -----------

      INCOME (LOSS) BEFORE TAXES . . . . . . . . . . . . . . .     (43,306)     (78,195)

      INCOME TAX (PROVISION) BENEFIT . . . . . . . . . . . . .         -0-        5,500

      NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . .  $  (43,306)  $  (72,695)
                                                                ===========  ===========
  Net income (loss) per common share
  Basic & fully diluted. . . . . . . . . . . . . . . . . . . .  $    (0.01)  $    (0.01)
                                                                ===========  ===========
  Weighted average common
  shares outstanding*. . . . . . . . . . . . . . . . . . . . .   8,832,000    8,000,000
                                                                ===========  ===========
  *Includes retroactive 80,000 for 1 forward stock split done during the year 2000.





                                 XENICENT, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                       2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------------------
  Net loss. . . . . . . . . . . . . . . . . . . . .  $(43,306)  $ (72,695)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation. . . . . . . . . . . . . . . . . .       170         170
    (Increase) decrease in operating assets:
      Inventories . . . . . . . . . . . . . . . . .       -0-     216,488
      Recoverable income taxes. . . . . . . . . . .    12,700      (5,500)
    Increase (decrease) in operating liabilities:
      Income taxes payable. . . . . . . . . . . . .       -0-     (15,544)

      NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES. . . . . . . . . . . . .   (30,436)    122,919

CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------
  Proceeds from and additions to stockholder loans.       108      10,000
  Repayments of stockholder loans . . . . . . . . .       -0-    (132,076)

      NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES. . . . . . . . . . . . .       108    (122,076)

      NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS . . . . . . . . . .   (30,328)        843
                                                     ---------  ----------
CASH AND CASH EQUIVALENTS:
---------------------------------------------------
      Beginning of period . . . . . . . . . . . . .    44,729       4,795

      End of period . . . . . . . . . . . . . . . .  $ 14,401   $   5,638
                                                     =========  ==========



                                 XENICENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2001 (UNAUDITED)


ITEM  1.
--------

NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2001, the results of operations for the three month period ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. The results for the period ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  (loss)  per  share:


                                   Three              Three
                                   Months Ended       Months Ended
BASIC & FULLY DILUTED*             March 31, 2001     March 31, 2000
-------------------------------  ------------------  ----------------
Net loss. . . . . . . . . . . .  $         (43,306)  $       (72,695)

Less- preferred stock dividends                -0-               -0-
                                 ------------------  ----------------

Net loss. . . . . . . . . . . .  $         (43,306)  $       (72,695)
Weighted average number
of common shares. . . . . . . .          8,832,000         8,000,000
                                 ------------------  ----------------

Basic & fully diluted*
loss per share. . . . . . . . .  $            (.01)  $          (.01)
                                 ==================  ================




*  The  Company  had  no  common  stock equivalents during the periods presented









ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise. In addition the uncertainties include, but are not limited to competitive conditions involving E-commerce, and the sales of cosmetics, beauty and fragrance products.

GENERAL  DESCRIPTION  OF  BUSINESS
----------------------------------

Business  Development.

We were incorporated in North Carolina on July 26, 1996 as Great Land Development Co. We changed our name to Xenicent, Inc. on November 8, 2000. Since our incorporation as Great Land Development Co., we have engaged in the business of real estate consulting and purchasing and reselling vacant tracts of land, primarily in the North Carolina area. We have never been the subject of any bankruptcy or receivership. We have had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

OUR  LAND  DEVELOPMENT  BUSINESS:
---------------------------------

We have a real estate real estate development business. Real estate land development consists of purchasing the land, and actually completing all the evaluations at our own expense, as follows:
     Providing  site  inspections;
     Reviewing  environmental  engineering  reports;
     Arranging  for  surveyors  to  determine  property  lines;
     Encroachments, where lakes and environmental impacts are located in conjunction to the developable land;
     Obtaining  bank  financing;
     Completing  zoning  approvals

We have targeted North Carolina as our principal market. In Charlotte, North Carolina, approximately 10,000 single housing units are being built each year. An additional 5,000 units are being built each year in the counties surrounding Charlotte.

 We have targeted South Carolina to a lesser extent. We have not conducted any real estate development in South Carolina or have any contracts providing for any real estate development. In addition, we have not developed any contacts with developers, subcontractors or any other real estate affiliated entities to assist us in conducting our business in South Carolina. We currently do not have a timetable for targeting properties in South Carolina and do not expect to do so until our real estate development is underway in North Carolina.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We operate a land development and resale business in the Charlotte, North Carolina area. We also plan to provide land development consulting services to various unrelated developers and builders. We plan to strengthen our position in these markets. We plan to expand our operations through our acquisition and/or development of land parcels.

We  presently  have  no  land  parcels  available for resale, nor do we have any contracts to purchase land parcels. In addition, we are not currently in negotiations for the purchase of any land parcels. We anticipate that we will begin to locate and negotiate for the purchase of land tracts in North Carolina during the third quarter of 2001. We hope to acquire additional real estate parcels this year, and to utilize the proceeds from the resale of those parcels, along with its revenues from consulting services, to pay our operating costs for the next twelve months; however, there are no assurances that this revenue will be sufficient to cover our operating costs. Accordingly, if our revenues are not sufficient, we will rely upon capital infusions from our president; however, there are no assurances that our president will have sufficient funds to provide such capital infusions.

OUR  REAL  ESTATE  CONSULTING  BUSINESS:
----------------------------------------

Our real estate consulting business, on the other hand, performs essentially the same tasks as our real estate development business, but is not responsible for actually completing and paying for the labor to be completed. Additionally, with consulting one of our primary objectives is to link the seller and buyer together and help the buyer achieve these evaluations at their expense.

OUR  LAND  DEVELOPMENT AND REAL ESTATE CONSULTING SERVICES REQUIRE US TO PERFORM
--------------------------------------------------------------------------------
THE  FOLLWING  TASKS:
---------------------

1.     Zoning  Approval

Prior to purchase of any land parcels, we will obtain verification of zoning approval from the local county and city governments. After the purchase of land tracts, we will seek to obtain governmental zoning approvals to build houses, condominiums, and townhouses, as the land would allow for what we perceive to be the most advantageous use.

2.     Soil  Testing

Prior to the purchase of land tracts, we will obtain and arrange for soil testing from a North Carolina soil surveyor. We will obtain complete soil tests from certified soil engineers to determine the quality of the soil for construction of buildings or homes.

3.     Recorded  and  Approved  Plot  Plan

Prior to purchasing land tracts, we will obtain a recorded and approved plot plan. We will obtain complete approvals stamped by the local registry of deed of subdivision approvals.

4.     Existing  Wetland

Prior to purchasing land tracts, we will obtain maps indicating where existing wetlands are located. We will obtain from local engineering firms wetland evaluations for parcels of lands. Our assessment will include site inspections and our review of detailed maps.

5.     Survey

Prior to purchasing land tracts, we will arrange for a stamped North Carolina surveyor that will conduct a survey that includes a complete listing of all the features required by law to be in a certified survey, including metes and bounds distance total number of acres, streams, public easements, private easements and topography of the site.

6.     Sketch  Plan

Prior to purchasing land tracts, we will arrange for a sketch plan indicating where trees and bushes are required to be planted within the subdivision. We will provide a complete parks and recreation artist sketch plan that indicated where all required improvements must be located.

7.     Public  Agencies  that  Regulate  Land  Development

We will assemble names and address of all public agencies that regulate land development, with the following information for our or our consulting client's personal records:
-     Name  of  city  with  jurisdiction;
-     Name  of  county  with  jurisdiction;
-     Name  of  planning  director;
-     Name  of  City  Engineer;
-     Name  of  waste  authority;
-     Name  of  sewer  authority;  and
- Name and contact of State Department of Transportation driveway permit approvals

8.     Permits

We will obtain copies of permits for necessary governmental agencies. We will provide all copies and a checklist necessary to verify all existing permits.

9.     U.S.  Core  of  Engineers

We will obtain copies of U.S. Core of Engineers acknowledging their approval of all impacted areas. We will provide all information to acknowledge that the US Core of Engineers has completed a proper assessment.

10.     Driveway  Permits

We will obtain copies of State Department of Transportation driveway permits. We will obtain full maps and permits as was approved by the State Department of Transportation.

11.     Proposed  Roads  and  Roadways

We will obtain copies of all approved road plans. We will obtain all maps and engineering road profiles as would be required to obtain approvals to construct any proposed road or roadways.

12.     Sewerage  Disposal

We will obtain notices of approvals of proper sewerage disposal. We will also obtain flow and volume calculations and total sewerage discharge into public or private systems. Flow and volume calculations indicate the ability of specific sewer lines to handle certain quantities of sewerage. We use the flow and volume calculations for the purpose of:
-     Sizing  of  pipes
-     To  design  additional  sewers
-     Measure  the  rate  and  volume  of  sewerage  intake  into existing lines

13.     Water  Use

We will obtain all the necessary calculations from testing as may be required by local and state authorities to assure adequate drinking water standards. These water quality calculations are always done before purchase of the property to attempt to mitigate such a situation. We would not purchase a property that did not have an adequate public water supply. These calculations would consist of:
- Availability of proper flow of water, based on anticipated water consumption
- Water quality testing to ensure safe drinking water that would detect acceptable levels of bacteria, nutrients, and chemical.

The purpose of obtaining these calculations is to ensure adequacy of public water quality.

14.     Endangered  Species

We will obtain copies of all endangered species affecting the property. We will obtain a site visit by a licensed engineer to determine the impact of any endangered species. We will also have the property reviewed by an endangered species specialist to determine the existence and impact of any endangered species. If we receive adverse information regarding endangered species affecting the property and we determine that the endangered species are adverse to our intended use of the property, we would not proceed with the purchase pf the property.

15.     Historical  Designation

We will obtain copies of all historical designation affecting the property. We will obtain a site visit by a licensed engineer to determine the impact of historical designations. If the property has historical designation status, we will apply for permit approval that is consistent with the location's historical designation. If we are unable to receive permits for our intended use due to the location's historical designation, we will not proceed with the purchase of the property or we will recommend against the purchase of the property to our consulting client.



16.     Engineering  Department  Approvals

We will obtain approval letters from local governmental engineering departments. All approvals from the local and state engineering departments will include necessary site visits and approval meeting all requirements. Each individual municipality and city has its own engineering department with its own set of rules. Each engineering department publishes various requirements pertinent to the local area such as:
-     Road  design;
-     Site  design;
-     Water  services;
-     Sewer  service;
-     Police  and  fire  protection.

Prior to purchase of a property, we review these regulations to determine whether our future development is economically feasible; if not, we will not proceed with the purchase of the land or we will recommend against proceeding with the purchase of the land to our consulting client.

17.     Variance  Board  Approvals

We will obtain all variance board approvals. We will obtain all correspondences and approvals from any variances board necessary to achieve our approvals to accommodate development that otherwise would not be approved within their normal building usage, including possible petitions and exception applications for our intended use of the land. Generally, these requirements are reviewed by the appropriate city council to determine whether the project is beneficial to the city. If we are unable to obtain variance board approvals we will petition the city council for an exception for the use of the land or recommend such action to our consulting client. We will also attempt to get the community involved through written petitions if the project is believed to add value to the local area. If we are still unable to gain variance approval, we will not purchase the property or recommend against the property purchase to our consulting client.

18.     Complete  Approvals  of  Proposed  Builders'  Approvals

We will obtain all necessary documentation to verify complete approvals of proposed builders' approvals. Builder's approvals show that the property can be used for the builder's desired purpose. Builder's approvals are obtained by the builder and are written into the contract prior to purchase to ensure that the builder can develop the property as desired.

RESULTS  OF  OPERATIONS
-----------------------

Net  Income

The Company had a net loss of $(43,306), or $.01 per common share, for the three months ended March 31, 2001, versus a net loss of $(72,695), or $.01 for the same period ended March 31, 2000. The change in net loss was primarily due to a decrease in total operating expenses offset by the fact no new construction contracts or consulting services were performed by the Company during the first quarter.



Sales

The Company did not have revenues for the first quarter of the year, as there were no new construction contracts initiated and no new consulting services performed. During 2000, the Company had revenues from contract sales of $322,974 in the comparable period. The decrease was primarily due the Company seeking out larger properties to develop in its local area. However, the Company has not succeeded in locating any new projects. The Company does not expect to have additional contract revenues until September of 2001.

Expenses

Operating expenses for the three months ended March 31, 2001 decreased $105,860 to $41,941. In comparison with the three-month period ended March 31, 2000, advertising, land evaluation and management fees decreased $7,380, $31,383 and 92,577, respectively since the Company was not operating any new construction projects. Professional fees increased $14,230 in connection with legal and accounting services associated with the Company's SB-2 registration statement filed with the Securities and Exchange Commission.

Liquidity  and  Capital  Resources

On March 31, 2001, the Company had cash of $14,401 and working capital of $7,097. This compares with cash of $5,638 and working capital of $4,120 at March 31, 2000. The increase in working capital was due to an increase in cash as the result of stock proceeds in the fourth quarter of 2000.

Net cash used in operating activities was $30,436 for the three months ended March 31, 2001 as compared with net cash provided by operating activities of $122,919 for the period ended March 31, 2000. The decrease in cash provided by operations was primarily attributable to a decrease in $216,488 of inventory for the first quarter of 2000 due to the Company selling its final parcel of land held in inventory.

Net cash provided by financing activities totaled $108 for the three months ended March 31, 2001 as compared with net cash used in financing activities of $122,076 for the three months ended March 31, 2000. The Company had repaid loans due its majority stockholder during 2000 which attributed to the cash used for financing during that period.

PART  II.  OTHER  INFORMATION
---------

Item  1.  Legal  Proceedings

None.

Item  2.  Changes  in  Securities

None.

Item  3.  Defaults  Upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None.

Item  5.  Other  Information

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

None




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XENICENT, INC.
                                        ---------------
                                        (Registrant)


                                        /S/Duane Bennett, President
Date:  June 29, 2001                    ___________________________
                                        Duane Bennett, President