Form 10QSB
period 2001-06-30
XENICENT INC
filed 2001-08-14
CIK 1121282

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001

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


                    18 Brookmont Drive - Wilbraham, MA 01095
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (413) 543-1414
                                 --------------
                           (Issuer's telephone number)





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











                                      XENICENT, INC.
                                      BALANCE SHEET
                          AT JUNE 30, 2001 AND DECEMBER 31, 2000


                                          ASSETS
                                          ------
                                                                 (Unaudited)
                                                                      2001        2000
CURRENT ASSETS
-----------------------------------------------------------------
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $   8,327   $  44,729
  Recoverable income taxes. . . . . . . . . . . . . . . . . . . .        -0-      12,700
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . .      8,327      57,429
-----------------------------------------------------------------

PROPERTY AND EQUIPMENT
-----------------------------------------------------------------
  Furniture & office equipment. . . . . . . . . . . . . . . . . .      6,800       6,800
  Accumulated depreciation. . . . . . . . . . . . . . . . . . . .     (3,740)     (3,400)
     Net property and equipment . . . . . . . . . . . . . . . . .      3,060       3,400
                                                                   ----------  ----------

    TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $  11,387   $  60,829


LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------

CURRENT LIABILITIES
-----------------------------------------------------------------
  Loan from stockholder . . . . . . . . . . . . . . . . . . . . .      7,412       7,196
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .      7,412       7,196
-----------------------------------------------------------------

STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
  Common stock ($.001 par value, 50,000,000 shares authorized:
   8,832,000 issued and outstanding). . . . . . . . . . . . . . .      8,832       8,832
  Preferred stock ($.001 par value, 5,000,000 shares authorized:
   none issued and outstanding) . . . . . . . . . . . . . . . . .        -0-         -0-
  Additional paid-in-capital. . . . . . . . . . . . . . . . . . .    468,460     468,460
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . . .   (473,317)   (423,659)
    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . .      3,975      53,633
-----------------------------------------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $  11,387   $  60,829







                                                       XENICENT, INC.
                                            STATEMENTS OF OPERATIONS (UNAUDITED)
                                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                       2001            2000         2001         2000
                                        -----------------------------------------------------------------
REVENUES AND COST OF SALES:
--------------------------------------
  Contract sales . . . . . . . . . . .  $                -0-   $          -0-   $      -0-   $  322,974
  Cost of sales. . . . . . . . . . . .                   -0-              -0-          -0-     (253,260)
    Gross Profit . . . . . . . . . . .                   -0-              -0-          -0-       69,714

OPERATING EXPENSES:
--------------------------------------
  Selling, general and administrative.                 6,244           50,400       48,185      198,201
    TOTAL EXPENSES . . . . . . . . . .                 6,244           50,400       48,185      198,201

    OPERATING INCOME . . . . . . . . .                (6,244)         (50,400)     (48,185)    (128,487)

OTHER INCOME (EXPENSE):
--------------------------------------
  Interest expense . . . . . . . . . .                  (108)            (705)      (1,473)        (813)
    TOTAL OTHER INCOME (EXPENSE) . . .                  (108)            (705)      (1,473)        (813)

    LOSS BEFORE TAXES. . . . . . . . .                (6,352)         (51,105)     (49,658)    (129,300)

    INCOME TAX BENEFIT . . . . . . . .                    -0-           4,300          -0-        9,800

    NET LOSS . . . . . . . . . . . . .  $             (6,352)  $      (46,805)  $  (49,658)  $ (119,500)

  Net loss per common share
  Basic & fully diluted. . . . . . . .                    **   $        (0.01)  $    (0.01)  $    (0.01)

  Weighted average common
  shares outstanding*. . . . . . . . .             8,832,000         8,000,000    8,832,000    8,000,000



     *Includes  retroactive  80,000  for  1  forward
     stock  split  done  during  the  year  2000.
     **  Less  than  $.01








                                 XENICENT, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                                                       2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------------------
  Net loss. . . . . . . . . . . . . . . . . . . . .  $(49,658)  $(119,500)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation. . . . . . . . . . . . . . . . . .       340         340
    (Increase) decrease in operating assets:
      Inventories . . . . . . . . . . . . . . . . .       -0-     216,488
      Recoverable income taxes. . . . . . . . . . .    12,700      (9,800)
    Increase (decrease) in operating liabilities:
      Accounts payable. . . . . . . . . . . . . . .       -0-      48,100
      Income taxes payable. . . . . . . . . . . . .       -0-     (15,544)

      NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES. . . . . . . . . . . . .   (36,618)    120,084

CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------
  Proceeds from and additions to stockholder loans.       216      10,000
  Repayments of stockholder loans . . . . . . . . .       -0-    (132,076)

      NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES. . . . . . . . . . . . .       216    (122,076)

      NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS . . . . . . . . . .   (36,402)     (1,992)

CASH AND CASH EQUIVALENTS:
---------------------------------------------------
      Beginning of period . . . . . . . . . . . . .    44,729       4,795

      End of period . . . . . . . . . . . . . . . .  $  8,327   $   2,803













                                 XENICENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2001 (UNAUDITED)


ITEM  1.
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2001, the results of operations for the three and six month period ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. The results for the period ended June 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  (loss)  per  share:

                         Three         Three        Six           Six
                         Months  Ended Months Ended Months  Ended Months  Ended
BASIC  & FULLY DILUTED*  June 30, 2001 June 30, 2000 June30, 2001 June 30, 2000
-------------------------------------------------------------------------------
Net  loss               $     (6,352)  $    (46,805) $(49,658)    $    (119,500)

Less-  preferred  stock  dividends
                                -0-              -0-     -0-               -0-
-------------------------------------------------------------------------------
Net  loss               $     (6,352)  $     (46,805)$(49,658)    $  (119,500)
Weighted  average  number
Of  common shares          8,832,000       8,000,000  8,832,000      8,000,000
-------------------------------------------------------------------------------

Basic  &  fully  diluted*
loss  per share         $        **    $       (.01)$     (.01)   $      (.01)
                        ======================================================
* The Company had no common stock equivalents during the periods presented ** Less than $.01








ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise. In addition the uncertainties include, but are not limited to competitive conditions involving land development and the sales of real estate.

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

RESULTS  OF  OPERATIONS
-----------------------

Net  Income

The Company had a net loss of $(6,352), or less than $.01 per common share, for the three months ended June 30, 2001, versus a net loss of $(46,805), or $.01 for the same period ended June 30, 2000. The change in net loss was primarily due to a decrease in total operating expenses offset by the fact no new construction contracts or consulting services were performed by the Company during the second quarter.



The Company had a net loss of $(49,658) for the six months ended June 30, 2000 versus a net loss of $(119,500) for the same period in 2000. The decrease in net loss for this period is also attributable to the lesser amount of construction and consulting activity during the first six months of 2001.

The Company anticipates losses to continue through the remainder of 2001 and expects to achieve profitability during 2002. However, there can be no assurance that profitability will be attained or maintained next fiscal year.

Sales

The Company did not have revenues for the first six months of the year, as there were no new construction contracts initiated and no new consulting services performed. During 2000, the Company had revenues from contract sales of $322,974 in the comparable periods. The decrease was primarily due the Company seeking out larger properties to develop in its local area. However, the Company has not succeeded in locating any new projects. The Company does not expect to have additional contract revenues until September of 2001.

Expenses

Operating expenses for the three months ended June 30, 2001 decreased $40,453 to $6,352. In comparison with the three month period ended June 30, 2000, advertising, land evaluation and management fees decreased $7,380, $31,383 and 92,577, respectively since the Company was not operating any new construction projects. Professional fees increased $16,230 in connection with legal and accounting services associated with the Company's SB-2 registration statement filed with the Securities and Exchange Commission.

Liquidity  and  Capital  Resources

On June 30, 2001, the Company had cash of $8,327 and working capital of $915. This compares with cash of $2,803 and a working capital deficit of $45,297 at June 30, 2000. The increase in working capital was due to an increase in cash as the result of stock proceeds in the fourth quarter of 2000 and a decrease in accounts payable.

Net cash used in operating activities was $36,618 for the six months ended June 30, 2001 as compared with net cash provided by operating activities of $120,084 for the same period ended June 30, 2000. The decrease in cash provided by operations was primarily attributable to a decrease in $216,488 of inventory for the first quarter of 2000 due to the Company selling its final parcel of land held in inventory.

Net cash provided by financing activities totaled $216 for the six months ended June 30, 2001 as compared with net cash used in financing activities of $122,076 for the six months ended June 30, 2000. The Company had repaid loans due its majority stockholder during 2000 that attributed to the cash used in financing activities during that period.

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

                                        XENICENT,  INC.
                                        ---------------
                                        (Registrant)


                                        /S/Duane  Bennett,  President
Date:  June  29,  2001                  __________________________
                                        Duane  Bennett,  President