Form 10QSB
period 2001-09-30
XENICENT INC
filed 2001-11-09
CIK 1121282

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______


                                 XENICENT, INC.
                                 --------------
        (Exact name of small business issuer as specified in its charter)


     North Carolina                              36-4344865
     --------------                              ----------
(State or other jurisdiction of                (IRS Employer
incorporation or organization)              identification No.)


                    18 Brookmont Drive - Wilbraham, MA 01095
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (413) 599-0005
                                 --------------
                           (Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of November 8, 2001: 8,832,000

Number of shares of preferred stock outstanding as of November 8, 2001: -0-











                                       XENICENT, INC.
                                       BALANCE SHEET
                         AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

ASSETS
-----------------------------------------------------------------
                                                                    (Unaudited)
                                                                          2001        2000
CURRENT ASSETS
-----------------------------------------------------------------
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $    16,884   $  44,729
  Recoverable income taxes. . . . . . . . . . . . . . . . . . . .          -0-      12,700
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . .       16,884      57,429
-----------------------------------------------------------------

PROPERTY AND EQUIPMENT
-----------------------------------------------------------------
  Furniture & office equipment. . . . . . . . . . . . . . . . . .        6,800       6,800
  Accumulated depreciation. . . . . . . . . . . . . . . . . . . .       (3,910)     (3,400)
     Net property and equipment . . . . . . . . . . . . . . . . .        2,890       3,400
                                                                   ------------  ----------

    TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $    19,774   $  60,829
                                                                   ------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------

CURRENT LIABILITIES
-----------------------------------------------------------------
  Loan from stockholder . . . . . . . . . . . . . . . . . . . . .        7,520       7,196
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .        7,520       7,196
-----------------------------------------------------------------
                                                                   ------------------------
STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
  Common stock ($.001 par value, 50,000,000 shares authorized:
   8,832,000 issued and outstanding). . . . . . . . . . . . . . .        8,832       8,832
  Preferred stock ($.001 par value, 5,000,000 shares authorized:
   none issued and outstanding) . . . . . . . . . . . . . . . . .          -0-         -0-
  Additional paid-in-capital. . . . . . . . . . . . . . . . . . .      468,460     468,460
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . . .     (465,038)   (423,659)
    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . .       12,254      53,633
-----------------------------------------------------------------
                                                                   ------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $    19,774   $  60,829
                                                                   ------------------------











                                                         XENICENT, INC.
                                              STATEMENTS OF OPERATIONS (UNAUDITED)
                                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                  Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                  2001             2000                  2001          2000
                                        ------------------------------------------------------------------------
REVENUES AND COST OF SALES:
--------------------------------------
  Contract sales . . . . . . . . . . .  $          -0-     $      -0-               $      -0-   $  322,974
  Cost of sales. . . . . . . . . . . .             -0-            -0-                      -0-     (253,260)
                                        --------------------------------------------------------------------
    Gross Profit . . . . . . . . . . .             -0-            -0-                      -0-       69,714
                                        --------------------------------------------------------------------

OPERATING EXPENSES:
--------------------------------------
  Selling, general and administrative.          9,754        257,208                   39,798       455,409
    TOTAL EXPENSES . . . . . . . . . .          9,754        257,208                   39,798       455,409
                                        --------------------------------------------------------------------
    OPERATING INCOME . . . . . . . . .         (9,754)      (257,208)                 (39,798)     (385,695)
                                        --------------------------------------------------------------------
OTHER INCOME (EXPENSE):
--------------------------------------
  Interest expense . . . . . . . . . .           (108)          (552)                  (1,581)       (1,365)
    TOTAL OTHER INCOME (EXPENSE) . . .           (108)          (552)                  (1,581)       (1,365)
                                        --------------------------------------------------------------------
    LOSS BEFORE TAXES. . . . . . . . .         (9,862)      (257,760)                 (41,379)     (387,060)
                                        --------------------------------------------------------------------
    INCOME TAX BENEFIT . . . . . . . .             -0-         2,900                       -0-       12,700
    NET LOSS . . . . . . . . . . . . .  $      (9,862)    $ (254,860)                $ 41,379)   $ (374,360)
                                        --------------------------------------------------------------------
  Net loss per common share
  Basic & fully diluted. . . . . . . .  $          **     $    (0.03)               $     **     $    (0.05)
                                        --------------------------------------------------------------------
  Weighted average common
  shares outstanding*. . . . . . . . .      8,832,000      8,832,000                8,832,000     8,277,833
                                        --------------------------------------------------------------------




     *Includes retroactive 80,000 for 1 forward stock split done during the year 2000.
     ** Less than $.01













                                 XENICENT, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                     2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------------------
  Net loss. . . . . . . . . . . . . . . . . . . . .  $(41,379)  $(374,360)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation. . . . . . . . . . . . . . . . . .       510         510
    Common stock issued for services. . . . . . . .       -0-     235,000
    (Increase) decrease in operating assets:
      Inventories . . . . . . . . . . . . . . . . .       -0-     216,488
      Recoverable income taxes. . . . . . . . . . .    12,700     (12,700)
    Increase (decrease) in operating liabilities:
      Income taxes payable. . . . . . . . . . . . .       -0-     (15,544)
                                                    ----------------------
      NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES. . . . . . . . . . . . .   (28,169)     49,394
                                                    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------
  Proceeds from sale of common stock. . . . . . . .       -0-     117,250
  Proceeds from and additions to stockholder loans.       324      10,000
  Repayments of stockholder loans . . . . . . . . .       -0-    (132,076)
                                                    ----------------------
      NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES. . . . . . . . . . . . .       324      (4,826)
                                                    ----------------------
      NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS . . . . . . . . . .   (27,845)    (44,568)
                                                    ----------------------
CASH AND CASH EQUIVALENTS:
---------------------------------------------------
      Beginning of period . . . . . . . . . . . . .    44,729       4,795
                                                    ----------------------
      End of period . . . . . . . . . . . . . . . .  $ 16,884   $  49,363
                                                    ======================












                                 XENICENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (UNAUDITED)


ITEM 1.
-------

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2001, the results of operations for the three and nine month period ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. The results for the period ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  (loss)  per  share:

BASIC  & FULLY DILUTED*
--------------------------
                    Three          Three          Nine           Nine
                    Months Ended   Months Ended   Months Ended   Months  Ended
                    Sept. 30, 2001 Sept. 30, 2000 Sept. 30, 2001 Sept. 30, 2000
                    -----------------------------------------------------------
Net loss            $     (9,862)   $   (254,860)  $    (41,379) $    (374,360)
                    -----------------------------------------------------------
Less- preferred stock dividends
                            -0-              -0-            -0-           -0-
                    -----------------------------------------------------------
Net loss            $     (9,862)   $  (254,860)   $    (41,379) $    (374,360)
                    -----------------------------------------------------------
Weighted average number
Of common shares       8,832,000      8,832,000       8,832,000      8,277,833
                    -----------------------------------------------------------

Basic & fully diluted*
loss per share      $        **     $    (.03)     $        **   $        (.05)
                    ===========================================================

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

OUR REAL ESTATE CONSULTING BUSINESS:
------------------------------------

Our real estate consulting business, on the other hand, performs essentially the same tasks as our real estate development business, but is not responsible for actually completing and paying for the labor to be completed. Additionally, with consulting one of our primary objectives is to link the seller and buyer together and help the buyer achieve these evaluations at their expense.

OUR LAND DEVELOPMENT AND REAL ESTATE CONSULTING SERVICES REQUIRE US TO PERFORM
------------------------------------------------------------------------------
THE FOLLWING TASKS:
-------------------

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

RESULTS  OF  OPERATIONS
-----------------------

Net  Income

The Company had a net loss of $(9,862), or less than $.01 per common share, for the three months ended September 30, 2001, versus a net loss of $(257,760), or $.03 for the same period ended September 30, 2000. The change in net loss was primarily due to a decrease in total operating expenses offset by the fact no new construction contracts or consulting services were performed by the Company during the second quarter. The same quarter last year included a $235,000 charge in connection with stock issued for professional services related to gaining active trading status on the Over-the-Counter Bulletin Board (OTC BB).

The Company had a net loss of $(41,379) for the nine months ended September 30, 2000 versus a net loss of $(374,360) for the same period in 2000. The decrease in net loss for this period is also attributable to the lesser amount of construction and consulting activity during the first nine months of 2001.

The Company anticipates losses to continue through the remainder of 2001 and expects to achieve profitability during 2002. However, there can be no assurance that profitability will be attained or maintained next fiscal year.

Sales

The Company did not have revenues for the first six months of the year, as there were no new construction contracts initiated and no new consulting services performed. During 2000, the Company had revenues from contract sales of $322,974 in the comparable periods. The decrease was primarily due the Company seeking out larger properties to develop in its local area. However, the Company has not succeeded in locating any new projects. The Company does not expect to have additional contract revenues until December of 2001.

Expenses

Operating expenses for the three months ended September 30, 2001 decreased $247,898 to $9,862. In comparison with the three month period ended September 30, 2000, professional fees decreased $227,000 as the same quarter in the prior year included $235,000 in stock issued for services. The stock was valued at $.40 per share. Professional fees for the prior year were in connection with legal and accounting services associated with the Company's SB-2 registration statement filed with the Securities and Exchange Commission and gaining active trading status on the OTC BB.

Liquidity  and  Capital  Resources

On September 30, 2001, the Company had cash of $16,884 and working capital of $9,364. This compares with cash of $49,363 and working capital of $38,577 at September 30, 2000. The decrease in working capital was primarily due to the net loss from operations.

Net cash used in operating activities was $28,169 for the nine months ended September 30, 2001 as compared with net cash provided by operating activities of $49,394 for the same period ended September 30, 2000. The decrease in cash provided by operations was primarily attributable to the decrease in $216,488 of inventory for the first quarter of 2000 due to the Company selling its final parcel of land held in inventory and the net loss for the nine months ended September 30, 2001.

Net cash provided by financing activities totaled $324 for the nine months ended September 30, 2001 as compared with net cash used in financing activities of $4,826 for the nine months ended September 30, 2000. The Company had repaid loans due its majority stockholder during 2000 that attributed to the cash used in financing activities during that period. This was partially offset by the $117,250 in stock proceeds during the period. Cash flows provided by financing activities




Impact  of  Inflation

The Company believes that inflation has had a negligible effect on operations over the past two years. The Company believes that it can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Trends,  Events,  and  Uncertainties

Demand for the Company's products and services will be dependent on, among other things, market acceptance of the Company's concept, the quality of its products and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Company's planned activities is the receipt of revenues from the sales of its products, the Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods.

PART II. OTHER INFORMATION
--------

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

                                        XENICENT, INC.
                                        --------------
                                        (Registrant)


                                        /S/Duane Bennett, President
Date:  November 8, 2001                 __________________________
                                        Duane Bennett, President