Form 10KSB
period 2001-12-31
XENICENT INC
filed 2002-04-01
CIK 1121282

-31-

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 333-52472

                                 XENICENT, INC.
                                 --------------
        (Exact name of small business issuer as specified in its charter)


          North Carolina                         36-4344865
     -------------------                         ----------
(State or other jurisdiction of           (IRS Employer identification
incorporation or organization)                          No.)


               18 Brookmont Drive, Wilbraham, Massachusetts 01095
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (413) 599-0005
                                 --------------
                           (Issuer's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                      $0.001 Par Value Common Voting Stock
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's net revenues for its most recent fiscal year: $19,699

As of March 29, 2002 there were 8,845,000 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($.73) reported by brokers), held by non-affiliates was approximately $6,456,850. Transitional Small Business Disclosure Format (check one): Yes [ ] No[X]

Number of shares of common stock outstanding as of March 29, 2002: 8,845,000

Number of shares of preferred stock outstanding as of March 29, 2002: -0-












                The rest of this page is left intentionally blank
                -------------------------------------------------

















                                     PART I
                                     ------

Item 1. Business

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

OUR  LAND  DEVELOPMENT  BUSINESS:
     We have a real estate real estate development business. Real estate land development consists of purchasing the land, and actually completing all the evaluations at our own expense, as follows:
-     Providing  site  inspections;
-     Reviewing environmental engineering reports;
-     Arranging  for  surveyors  to  determine  property  lines;
- Encroachments, where lakes and environmental impacts are located in conjunction to the developable land;
-     Obtaining  bank  financing;
     Completing  zoning  approvals

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



     We presently have no land parcels available for resale, nor do we have any contracts to purchase land parcels. In addition, we are not currently in negotiations for the purchase of any land parcels. We anticipate that we will begin to locate and negotiate for the purchase of land tracts in North Carolina during the second quarter of 2001. We hope to acquire additional real estate parcels this year, and to utilize the proceeds from the resale of those parcels, along with its revenues from consulting services, to pay our operating costs for the next twelve months; however, there are no assurances that this revenue will be sufficient to cover our operating costs. Accordingly, if our revenues are not sufficient, we will rely upon capital infusions from our president; however, there are no assurances that our president will have sufficient funds to provide such capital infusions.

OUR  REAL  ESTATE  CONSULTING  BUSINESS
            Our real estate consulting business, on the other hand, performs essentially the same tasks as our real estate development business, but is not responsible for actually completing and paying for the labor to be completed. Additionally, with consulting one of our primary objectives is to link the seller and buyer together and help the buyer achieve these evaluations at their expense.

OUR  LAND  DEVELOPMENT AND REAL ESTATE CONSULTING SERVICES REQUIRE US TO PERFORM
--------------------------------------------------------------------------------
THE  FOLLOWING  TASKS:
----------------------

ZONING  APPROVAL
     Prior to purchase of any land parcels, we will obtain verification of zoning approval from the local county and city governments. After the purchase of land tracts, we will seek to obtain governmental zoning approvals to build houses, condominiums, and townhouses, as the land would allow for what we perceive to be the most advantageous use.
 The  ideal  conditions  we  look  for  regarding  zoning  approval  are:
-     The  existing  zoning  in  place  is  consistent  with  our  intended use.
- The property is located in an area or zone in which the present property value will increase when zoning approval is complete
- The intention of the city or county for the specific use of land in a specific area is consistent with our development objectives.

Factors pertaining to zoning approval that would weigh against our proceeding with our land development or our consulting client proceeding with land development are:
- The property that we wish to develop is zoned for only one type of use that is inconsistent with our development plans.
- The political intentions regarding the land we wish to develop are inconsistent with our development plans.
- The environmental hazards or environmental impact on the property to be developed area may hinder our intended zoning use.


SOIL  TESTING
     Prior to the purchase of land tracts, we will obtain and arrange for soil testing from a North Carolina soil surveyor. We will obtain complete soil tests from certified soil engineers to determine the quality of the soil for construction of buildings or homes.

  The  ideal  conditions  we  look  for  regarding  soil  testing  results  are:
- Compactable soil with a silt clay base that allows for a proper foundation to support residential building structures.
- Soil without rocks that is compatible to a proper foundation and construction
-     Plant decomposition that is compactable

     Factors pertaining to soil testing that would weigh against our land development or our consulting client's land development are:
- Soil that contains rocks, plant decomposition, or bultaul that is a near impossible soil to compact that found commonly in the North Carolina area.
- Imported soil into the property to be developed area that would be incompatible with domestic soil when mixed together because of its lack of compatible properties.

RECORDED  AND  APPROVED  PLOT  PLAN
     Prior to purchasing land tracts, we will obtain a recorded and approved plot plan. We will obtain complete approvals stamped by the local registry of deed of subdivision approvals.

      We may be unable to obtain a recorded and approved plot plan under the following conditions:
-     If  we  are  unable  to  obtain  proper  zoning  approval.
-     If there are defects as to the property's title.
- Subdivision bylaws that are adverse to federal housing laws and regulations.

     If we are unable to obtain an approved plot plan we will not proceed with our contemplated land development or we will recommend that our consulting client not proceed with land development or we will take the following actions or recommend the following actions to our consulting client:
- Attempt to sell the property to a buyer that has a different planned property use compatible with city ordinances for gaining plot approval.
- Attempt to locate a landholder to exchange the property for land that we are able to obtain an appropriate plot approval.
-     Attempt to return the property to the seller.

EXISTING  WET  LAND
     Prior to purchasing land tracts, we will obtain maps indicating where existing wetlands are located. We will obtain from local engineering firms wetland evaluations for parcels of lands. Our assessment will include site inspections and our review of detailed maps.

 The ideal conditions under which we would be able to proceed with our or our consulting client's land development would be:
-     The  existence  of  no  wetlands  or  environmentally  sensitive  areas.
- If the wetland and the environmentally protected areas are located only on an isolated section of the property we wish to develop.

     The following conditions would dissuade us from proceeding with our land development or which would lead to a recommendation to our consulting client not to proceed with land development:
- The wetlands that are unable to be impacted, as a percentage of the total area to be developed, would exceed 20%.
- The portion of the property that is considered wetlands contains historical monuments or rare or endangered animal species.
- The wetland analysis indicates that we would be unable to pave appropriate roadways or would otherwise restrict needed access to the property.

SURVEY.
     Prior to purchasing land tracts, we will arrange for a stamped North Carolina surveyor that will conduct a survey that includes a complete listing of all the features required by law to be in a certified survey, including metes and bounds distance total number of acres, streams, public easements, private easements and topography of the site.

 The ideal conditions regarding the survey that would permit us to proceed with our land development or in which we would recommend to our consulting client not to proceed with our land development would be:
- All the land we intend to develop is available for our intended development use.
- The topography or terrain, such as the presence of mountains or hills that would restrict a residential housing project, would not prevent our intended development.

     The results of our analysis of the wetland evaluations and maps that would dissuade us from proceeding with land development or in which we would recommend to our consulting client not to proceed with land development would be:
-     A  survey  that  contains improper or insufficient historical survey work.
-     The topography, or terrain, would prevent our intended use.

SKETCH  PLAN
     Prior to purchasing land tracts, we will arrange for a sketch plan indicating where trees and bushes are required to be planted within the subdivision. We will provide a complete parks and recreation artist sketch plan that indicated where all required improvements must be located.

     The conditions that would weigh in favor of our proceeding with land development or in which we would recommend to our consulting client not to proceed with land development would be:
- A sketch plan that would allow enough density or housing improvements to obtain a substantial profit from the contemplated development.
- A sketch plan that has administrative staff approval within the administering governmental agency that governs the building and zoning standards

     The conditions that would negatively impact upon proceeding with land development or in which we would recommend to our consulting client not to proceed with land development would be:
-     The  topography  or  terrain  is  unsuitable  for  development.
- The existence of rare plant or animal life that could adversely affect our ability to move certain trees or bushes due to local regulations, the removal of which is necessary to our development.

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

The conditions that would weigh in favor of our proceeding with land development or in which we would recommend to our consulting client to proceed with land development would be
-     Existing  state  environmental  regulations  meet  our project objectives.
- The Federal Environmental Management Agency, which administers the development of all areas prone to heavy flooding or accumulation of precipitation, approves our property for development.
- The local police and fire department have overcrowding and evacuation standards that would be consistent with our project.
-     City water and sewer capacity meet the requirements of our project.
- Having adequate property access that conforms to U.S. Department of Transportation guidelines.

     The conditions pertaining to regulatory information that would negatively impact upon proceeding with our land development or our recommendation to our consulting client to proceed with land development would be:
-     Not  having  adequate  sewer  and  water  capacity.
- Restrictive access to the property such as the absence of roads or bridges.
- Environmental hazards that would prevent our intended use of the property. PERMITS
     We will obtain copies of permits for necessary governmental agencies. We will provide all copies and a checklist necessary to verify all existing permits.

We  may  be  unable  to  obtain  permits  because:
- The quality of the soil does not meet the requirements for our residential building projects.
-     The existence of wetlands.
-     The existence of hazardous waste materials.
- The existence of setback requirements, such as city regulations requiring a property to be 100 feet in depth from the road.
-     Our development project is too close to other properties.
- If our development required an exemption for our intended use, city officials will not grant an exemption for that use.

     If we are unable to obtain permits we will determine why the permit was not granted and whether we can take steps to cure the permit denial. For instance, we can:
-     Re-apply  for  the  permit  with  the  permitting  agency.
- Provide copies of existing regulations that we believe permit use of the property for our intended purpose.
-     Appeal to the local governmental authority

     The factors that will weigh in favor or taking steps to cure the permit denial are:
-     Comparable  properties  that  were recently built in the same general area
- Zoning petition exemptions have recently been granted on similar properties
-     A change in environmental status or regulations that favor a permit grant

     The factors that will negatively impact upon our decision to proceed with taking steps to cure the permit denial are:
-     Costs of obtaining the permit exceed the profit potential in the property.
-     New or emerging environmental issues that prevent the proposed development
- The inability to provide adequate water and sewer for the proposed property.

U.S.  CORE  OF  ENGINEERS/APPROVAL
     We will obtain copies of U.S. Core of Engineers acknowledging their approval of all impacted areas. We will provide all information to acknowledge that the US Core of Engineers has completed a proper assessment.

The  U.S. Core of Engineers may provide approval under the following conditions:
- The property is consistent with their setback requirements, such as properties that we intend to develop are already at least 100 feet in depth from the road.
- The property is consistent with U.S. Core of Engineers requirements for non-disturbance and grading of lakes, ponds and streams.
- The volumes of open spaces around impervious areas are within U.S. Core of Engineers guidelines.

     If we are unable to gain the U.S. Core of Engineers approval we will determine why the permit was not granted and whether we can take steps or recommend steps to our consulting client to cure the permit denial. For instance, we can:
-     Appeal  the  application
-     Submit  the  matter  to  third-party  arbitration
-     Engage in litigation

     The factors that will weigh in favor or taking steps to cure the non-approval are:
- If an error in interpretation was made on behalf of the U.S. Core of Engineers regarding the ordinances.
- A recommendation from a city official that outlines the benefits of the property to the community.

     The factors that will negatively impact upon our decision to proceed with taking steps to cure the non-approval are:
- Costs of obtaining the approval exceed the profit potential in the property.
-     New or emerging environmental issues that prevent the desired building
- The inability to provide the adequate water and sewer for the proposed property.

DRIVEWAY  PERMITS
     We will obtain copies of State Department of Transportation driveway permits. We will obtain full maps and permits as was approved by the State Department of Transportation. The State Department of Transportation may not issue driveway permits because:
-     The  proposed  roadways  due  not  have  adequate  width.
- The proposed roadways would potentially produce traffic levels above the locations zoning.
-     The proposed roadways interfere with environmentally protected properties.

     If we are unable to obtain driveway permits we will determine why the permit was not granted and whether we can take steps or recommend steps to our consulting client to cure the permit denial. For instance, we can:
-     Appeal  to  the  Head  Engineer in the state where the property is located
-     Re-draft the plan to satisfy the agency requirements
-     Submit the matter to third-party arbitration

     The factors that will weigh in favor or taking steps to cure the non-approval are:
-     We  have  made changes in the physical design of the driveway or roadways.
-     Influence on city boards, including possible exception grants.
-     Increases or decreases in right of way



The factors that will negatively impact upon our decision to proceed with taking steps to cure the non-approval are:
-     Costs of obtaining the permit exceed the profit potential in the property.
- The layout of the property is such that we are unable to provide the necessary right of ways.

PROPOSED  ROAD  OR  ROADWAYS
     We will obtain copies of all approved road plans. We will obtain all maps and engineering road profiles as would be required to obtain approvals to construct any proposed road or roadways.

     The ideal conditions indicated in the maps and engineering road profiles that would weigh in favor of our obtaining approval from the State Department of Transportation to construct the proposed road or roadway are:
- We are in compliance with the state government's design for the build out of the roadways.
-     Our roadways are consistent with the appropriate environmental standards
-     The width of the road would accommodate the intended use of the road
- The collector, or main road, street would have enough traffic regulation devices, such as signage and/or traffic lights.

The conditions that would be indicated in the maps and engineering road profiles that would weigh against our obtaining approval from the State Department of Transportation to construct the proposed road or roadway are:
- The inability to obtain dedicated right of ways consistent with state regulation.
- Environmental impacts of stream or lake crossing are against state regulation.
-     The roadway would negatively affect the drainage in a flood plain.

SEWERAGE  DISPOSAL
     We will obtain notices of approvals of proper sewerage disposal. The notices of approval are likely to be approved under the following conditions:
-     If  there  is  enough  existing  capacity  within  existing  sewer  lines.
- If we have the ability to build parallel sewerage next to existing sewer line.
- If there were an existing slope within existing sewer lines that would accommodate the extra capacity.

We will have difficulty in obtaining notices of approval of proper sewerage disposal if the following conditions are present:
-     No  capacity  within  existing  sewer  lines
-     Inappropriate existing sewer lines
- Sewage line is unable to be installed in such a way whereby the lines cause a downward flow sewage material.
     If we have difficulty in obtaining notices of approval we will decide whether we should take the following steps or recommend steps to our consulting client to obtain such approval:
-     Build  a  septic  system
- Install a mound system, which is a system similar to a septic tank that allows certain water absorption into the ground.
-     Install storage tanks to pump and haul sewerage away from the property.

We will obtain flow and volume calculations and total sewerage discharge into public or private systems. Flow and volume calculations indicate the ability of specific sewer lines to handle certain quantities of sewerage. We use the flow and volume calculations for the purpose of:
-     Sizing  of  pipes
-     To design additional sewers
-     Measure the rate and volume of sewerage intake into existing lines

WATER  USE
     We will obtain notices of approvals for proper water use. The conditions under which notices of approvals for proper water use would likely be approved are:
-     Appropriate  water  pressure  within  the  existing  line
-     Properly sized primary and secondary water lines

If we do not obtain the notices of approvals for proper water use we will undertake the following actions or recommend the following actions to our consulting clients:
-     Appeal  the  approval  to  the  water  and  sewer  authority.
-     Use a well water system
- If the property is located such that municipal water sources are too distant for usage, we could tap into water well.

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

The purpose of obtaining these calculations is to ensure adequacy of public water quality. If the calculations indicate that the drinking water does not conform to local and state standards we will undertake the following actions or recommend the following actions to our consulting clients:
-     We  would  attempt  to remedy to water supply with a system of filtration.
- We would consider selling or trading the property and obtaining a property with suitable standards.

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

HISTORICAL  DESIGNATION/  IMPACT  OF  HISTORICAL  DESIGNATIONS
     We will obtain copies of all historical designation affecting the property. We will obtain a site visit by a licensed engineer to determine the impact of historical designations. If the property has historical designation status, we will apply for permit approval that is consistent with the location's historical designation. If we are unable to receive permits for our intended use due to the location's historical designation, we will not proceed with the purchase of the property or we will recommend against the purchase of the property to our consulting client.

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

PROPERTY  LOCATION  PROCEDURES

     We  conduct  a  preliminary  analysis  that  consists  of:
- Reviewing real estate sales based on information provided by local board of realtors associations and our review of the census tract increases. The real estate sales information that we may obtain that would weigh in favor or our proceeding with land purchase or development would be:
o     High  volume  of  sales  within  the  specific  area
o     New schools and major commercial developments in the area
o     Improved state and city roads in the area

The real estate sales information that we may obtain that would weigh against our proceeding with land purchase or development or recommending against such land purchase or development to our consulting client would be:
o     Hazardous  waste  in  the  area
o     High crime in the area
o     Overcrowding in the area

- Reviewing the last year's sales within zip codes and those specific zip codes that about the number of building permits received. The last years real estate sales information that we may obtain that would weigh in favor or our proceeding with land purchase or development would be:
o     A  high  volume  of  permits  received
o     Permits granted for similar projects that we are considering

The last year's real estate sales information that we may obtain that would weigh against our proceeding with land purchase or development would be or recommending against proceeding to our consulting client:
o Low volume of permits received, or few permits granted for the type of usage we are considering.
o     Permits  denied  for  projects  similar  to  what  we  are  considering



     The conditions and/or data that we analyze we look for to purchase or develop properties are:
- Demographical data that suggests increased demand for a specific area. The demographical data that would weigh in favor of our proceeding with land purchase of development would be:
o Increase in industrial activity such as a major corporation moving into the area creating new jobs and increasing residential housing demand.
o     Increase in the population's median income levels for a certain area.
o     Low crime rate in the area

The demographical data that would weigh against proceeding with our land purchase or development or recommending to our consulting client not to proceed with land purchase or development would be:
o     Migration of industrial companies outside the area.
o     Decrease in income levels
o     High crime rate in the area
o Data pertaining to new home building permits in surrounding counties suggesting a shift in demographics. The factors pertaining to new home building permits that would weigh in favor of our proceeding with land purchase of development would be:
     Increase in dollar value of permits
     Increase in style of permits. For example, if we were considering developing residential housing, we would consider it beneficial if the permits of residential complexes are on the increase relative to commercial style permits.

The factors pertaining to new home building permits that would weigh against our proceeding with land purchase or development or recommending to our consulting client not to proceed with land purchase or development would be:
o     Decrease in dollar value of permits.
o     An increase in commercial activity relative to the residential activity.
o New schools that are projected to be built in any particular community which create a demand for new home building permits within a twelve-block radius of the projected site of the school. Whether these projected new schools would create such a demand would be dependent upon the following factors:
     The quality and size of the school
     The amenities of the school
     The average SAT scores within the school






o Governmental and private investment into infrastructure services such as road construction, water and sewer services provided to an area that was not previously served. The factors pertaining to infrastructure investment that would weigh in favor of our proceeding with land purchase or development are:
     The building of water and sewer treatment plant
     The building of new roads and highways
     An increase in local schools
     An increase in police and fire protection in the area

The factors pertaining to infrastructure investment that would weigh against our or our consulting client from proceeding with land purchase or development are:
o The government's decision not to build or upgrade a water and sewer treatment plant.
o     The closing of roads and/or highways in the area
o     Budget cutbacks in the schools, police department, and/or fire department.
o The level of possible job creation in a particular area, such as a projected industrial plant or high tech service company.

     We do not consider any particular type of land or particular amount of land for our projected purchase or development of land. The amount of land that we may acquire, resell or develop may range between 1 and 500 acres.

     We will locate such areas that we will consider building by using analysis reports by area that are obtained from a real estate office, such as ABC Realty, our related entity. These reports include yearly trends, school building plans, market comparative reports, and zoning implications. We will locate properties through the following:
1.     Direct  mailing  to  landowners  of  record.
2. Direct mailing and telephone communication with local real estate offices.
3. Reviewing tax documents and liens and distressed properties such as foreclosures by obtaining copies of county records.
4. Reviewing shifts in demographical information provided that census bureau; school board, building permits issued, periodic code, and improvements in road construction.

We intend to buy existing tracts of land with a minimum size of one (1) acre. Our intention is to improve the land tracts we agree to buy and increase the value of the specific tract of land by our development.

     In order to determine and evaluate the fastest growing areas, we will obtain reports from report surveys and reporting companies. These reports will provide detailed information that we will then study to determine where the next area of growth will occur.



     We will also rely on general building permit records to ascertain totals of number of new buildings built in a new area. We will also rely on information provided by the U.S. Census Bureau to obtain information pertaining to population shifts and number of total people in a specific area. We plan also to compare the population figures from the 1990 census with those of the 2000 census.

1.     DETAILED  MARKET  AND  FINANCIAL  ANALYSIS.

     We will perform detailed market and financial analysis regarding each property we decide to review for purchase so as to determine whether the specific location is appropriate for acquisition and development. That detailed information will include the following:
-     Number  of  parcels  on  the  market.
-     Number of parcels sold in the past 12 months.
-     Sales prices asked per parcel.
-     Sales price sold per each parcel.
-     Total square footage and acreage per land parcel
-     Total number of units allowed per acreage plot.
-     Total number of pending closings per land parcel.
-     Total number of acres impacted by wet lands
-     Total number acres impacted by endangered species
-     Total number of acres with lakes or waterways on them

PURCHASE  PROCEDURES:
     Once we have located a property that we may want to purchase, we will ascertain whether the landowner is willing to sell the property. We then negotiate a purchase price and ask the following questions of the prospective seller and/or obtain answers to the following questions from third parties:

- When does the landowner want to sell and close? The ideal conditions we look for regarding this factor are:
o     The  seller  is  willing  and  able  to  sell  within  a six-month period.
o Typically, the timing and motivation of sellers to enter into contract to sell land may include several factors such as: estate planning, gifts to family, age, health and other personal factors.
- How much of the land will the landowner sell? The ideal conditions we will look for regarding this factor are:
o We would typically request all of the land so that we had more property for development, and have greater economies of scale with respect to negotiating purchase price.
- How much will the landowner sell the land for? The ideal conditions we will look for regarding this factor are:
o The price is below market value. We determine market value through appraisals and comparable sales reports in the area.
o With respect to price, we would also consider value trends, such as historical yearly increases in property values
What is the current zoning on the land? The ideal conditions we will look for regarding this factor are:
-     Existing  zoning  in  place  consistent  with  our  intended  use
- Property located in an area or zone whereby the value is decreased in exchange for completing zoning to become consistent with the area or zone zoning.
- The intention of the city or county for the specific use of land in that area to be made consistent with our intended use.
- Can the zoning on the land be changed to accommodate another use? The conditions we will look for regarding this factor are:
o It would not be cost prohibitive to change for other purposes that require changes in zoning.
o It would increase the value of the land to change the zoning to accommodate such a use.
- Are there any title defects on the title? The ideal conditions we will look for regarding this factor are:
o     No  liens  and/or  encumbrances.
o The buyer is able to deliver a clean title within the time we would like to close.
- Does the landowner have title insurance on the property? The ideal conditions we will look for regarding this factor are:
o     The  landowner  has  title  insurance  on  the  property.
o     The landowner is able to secure title insurance on the property.
o     We would be able to obtain title insurance on the purchased property.

     We will provide the answers to these questions to the following trained professionals who are trained in the area of verifying the information.
-     Cacie  Reporting  Services
     Arlington,  Virginia
-     Hunter  And  Brown  Consultants
     Concord,  North  Carolina
We do not have any contracts with these firms ensuring their services on an ongoing basis. We plan to hire these firms on a per job basis.

     We will obtain the following documents from the seller during our due diligence on the property:
-     General  maps;
-     Topographical maps;
-     Environmental reports
-     Copies of existing zoning maps and regulations;
-     Conduct land inspection procedures;
-     Proposed zoning regulations;
-     Deeds;
-     Title insurance; and
-     Tax bills.

     We then verify the accuracy of these documents and determine how the information contained in the documents impacts the property that we are considering to purchase.

OUR FINANCING PROCEDURES:
     We will attempt to obtain financing from local banks doing business within the area where we are attempting to purchase property. Our president has, in the past, personally guaranteed repayment of debt for land purchases along with necessary corporate guarantees and we plan to use such guarantees in the future, if necessary; however, there are no assurances that our president, or we, will be in a financial position to do so. We do not have any written agreements now or in the past with our president, Mr. Bennett, obligating him to guarantee repayment of future debt or any of our other obligations. Our president is not otherwise under any legal obligation to provide us with capital. We hope to leverage the property with a financial institution or private lender so that funds are available based on the collateral of the property.

The  procedures  for  obtaining  our  financing  are  as  follows:
1.     File  application.
2.     Credit  checks,  property  appraisal  done.
3.     Loan  documents  drafted.
4. Down payment made that is typically approximately 5 to 10% of the appraised value.
5. Institution lends funds for the balance, less certain transaction fees that are typically between approximately 2 to 3%.
6.     A  lien  is  then  filed  with  the  State  of  North  Carolina.

     There are no assurances that our financing procedures will be adequate to secure the funds needed to sustain our operations.

GROSS  MARGINS  ON  OUR  LAND  DEVELOPMENT
Gross margins on our land development vary depending on many factors including, purchase and selling price, extent of land development, and length of holding time to sale. Gross margins typically range from ten to thirty percent. On a historical basis, we realized gross margins on our one sale of land of approximately 22% for the year ended December 31, 2000 and gross margins of fifteen percent on our two land sales during the year ended December 31, 1998. We conducted no land development during 1999. Cost of land sold includes the acquisition price of the parcels plus direct capital improvements made to develop the properties. Such direct expenses would typically include land evaluation, environmental testing, obtaining engineering reports, zoning, development costs, and renovation costs.





GROSS  MARGINS  IN  OUR  REAL  ESTATE  CONSULTING  SERVICE:
     Gross margins on our consulting services typically would exceed ninety percent as the third-party builder pays for the majority of the development costs. We may pay for certain expenses such as land evaluation. During our consulting project in 1999 with Humphrey and Associates we paid approximately $2,210 in direct costs on $126,933 in revenues. This may vary in the future; however, we expect margins on our consulting services to remain relatively constant.

GRADING CONTRACTORS:
--------------------
-     McCallum  Grading  of  Monroe,  North  Carolina

REALTORS:
---------
-     Lakeland  Realty  or  Mooresville,  North  Carolina

ZONING SPECIALIST:
------------------
-     Walter  Fields  Group  of  Charlotte,  North  Carolina

REAL ESTATE ATTORNEY:
---------------------
-     Kirk,  Palmer  and  Thingpen  of  Charlotte,  North  Carolina
-     James Scarbough and Associates of Concord, North Carolina

TITLE  INSURANCE:
-     Lawyer  Title  Company  of  Charlotte,  North  Carolina

LAND  DESIGN  SPECIALIST:
-     Wirth  and  Associates  of  Charlotte,  North  Carolina

TOPOGRAPHY DESIGN ENGINEER:
---------------------------
-     Aero  Dynamics  of  Charlotte,  North  Carolina

Should we lose any of the services of these subcontractors, we may be unable to hire other subcontractors on acceptable terms. There are no assurances that the services of these firms will be available or we will find their proposed terms acceptable to us.

DISTRIBUTION.
     We have no distribution agreements in place with anyone. We plan to distribute the land we acquire primarily through direct selling efforts to established homebuilders, real estate developers and corporations that may have a need for residential and/or commercial real estate. We plan to contract with real estate brokers, sub-contractors and other agents to assist in us on a project-by-project basis.

NEW PRODUCTS OR SERVICES.
     We currently have no new products or services announced to the public. We will make public announcement in the future upon entering into material contracts to acquire any new real estate projects.

COMPETITIVE BUSINESS CONDITIONS.
     We face competition from national homebuilders, local homebuilders, commercial and industrial land developers and farmers. The market for real estate development is highly competitive and subject to economic changes, regulatory developments and emerging industry standards. When a significant tract of potentially suitable land becomes available for sale, there is usually intense competition for that property. Pricing is a particularly important competitive factor.

     Nationally, there are over one hundred major real estate land developers. Approximately 10% of these developers capture approximately 50% of the market for such developments. These developers have greater financial resources than we do and are better poised for market retention and expansion than we are. Specifically, our competition is as follows:
National  Home  Builders
We  compete  to  acquire  properties  with  the following national homebuilders:
-     Pulte  Homes;
-     Ryan Homes;
-     Ryland Homes;
-     John Weiland Homes;
-     Cresent Resources; and
-     Harris Group

     These national homebuilders purchase land or lots of vacant land parcels to build single-family homes, shopping centers and commercial buildings. The national homebuilders have substantial resources to enable them to build single-family homes for resale. In addition, these companies have the operational and financial ability to lease the building to major tenants for rental revenue or to sell the buildings to the major tenants or others.

     In addition, the primary local homebuilders and developers that we compete against are the following, which are all located in Charlotte, North Carolina:
-     Humphrey  and  Associates;
-     Torrey Homes;
-     Mulvaney Homes;
-     Shea Homes; and
-     Ryan Homes of Charlotte, North Carolina

     These builders engage in single-family home development and have greater financial resources than we do. In addition, these companies have greater operational resources because they are able to perform a variety of development tasks themselves. These companies purchase vacant land tracts and perform all the work necessary to construct the homes, such as land clearing and road development and then build the homes themselves. In contrast, we do not have the financial or operational resources to perform these tasks. In addition, because of the intense competition with the national and local homebuilders, large areas of quality land parcels are becoming increasingly rare. We are in direct competition with the national and local homebuilders to acquire land parcels that are equipped with sewer, water and gas availability. These national and local builders are better equipped to acquire tracts of land equipped with these capabilities due to their operational and financial superiority over us. The intense competition with these companies has also led to increases in the cost of land and greater competition to hire subcontractors that are becoming increasingly expensive.

     When an available property is zoned for agricultural purposes, we will compete for that property with numerous individual farmers and/or companies of all sizes who engage in agriculture. We have no competitive advantages over any of the individuals and/or companies against whom we compete. We have significantly less capital, assets, revenues, employees and other resources than our local and/or national competition. There are no barriers to entry into this market.

SOURCES AND AVAILABILITY OF RAW MATERIALS.
     As of the date of this prospectus, we have no raw materials or suppliers. To date, we have not obtained any raw materials for our business operations. In the event that we use raw materials or suppliers, our main sources of lumber and materials will be purchased form Lowes, Home Depot and 84 Lumber Supply, all of which are within a three mile radius of our North Carolina Office. In addition, these suppliers are within an approximately ten-mile radius of any location from which we may engage in the development business in North and South Carolina. Our choice of suppliers, from which we will purchase our materials, will be dictated primarily by competitive pricing decisions and secondarily by availability. We do not anticipate a lack of supply to affect our development efforts; however, there are no assurances that a shortage of materials will not occur and that a corresponding price increase will not be passed on to our customers.

CUSTOMER BASE
     As of the date of this prospectus we previously had three customers. We provided real estate consulting services during 1999 to Humphrey and Associates, LLC that consisted of:
-     Indentifying  specific  parcels  of  land  to  purchase
- Identifying possible home builders to purchase building lots upon completion of installation of roads and public utilities
- Identifying any obstacles with regard to wetland issues, zoning issues, economic feasibility
- Providing contact information with regards to the property owner to complete the purchase of said vacant land
- Providing all contracts as requested to insure a success ability to close the purchase of the land.

     We sold a 67-acre land tract to Landcraft Properties, Inc. in February 1998. We sold a 1.5-acre land tract with an existing 2,200 square foot home to James and Michelle Pawlak in June 1998. A realtor affected the sale on our behalf. We sold a 19-acre land tract to Landcraft Properties, Inc. in March 2000. Currently, we have no established customers. We plan to resell tracts of land to a number of customers, and do not plan on being dependent upon one single or just a few customers. However, there are no assurances that we will be successful in establishing a broad customer base.

INTELLECTUAL  PROPERTY
----------------------
     At present, we do not have any patents, trademarks, licenses, franchises, concessions, and royalty agreements, labor contracts or other proprietary interests.

GOVERNMENT REGULATION ISSUES.
-----------------------------
     We are subject to applicable provisions of federal and state securities laws and to regulations specifically governing the real estate industry, including those governing federally backed mortgage programs. Our operations will also be subject to regulations normally incident to business operations, such as occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation and income tax and social security related regulations. Although we will make every effort to comply with applicable regulations, it can provide no assurance of its ability to do so, nor can it predict the effect of these regulations on its proposed activities.

     In addition, we will be subject to local zoning and land use ordinances which could restrict our ability to acquire, develop, sub-divide and resell certain real estate parcels that would otherwise be attractive to us. We will seek to conduct appropriate due diligence before committing to purchase a particular parcel of land to determine what permits, licenses and/or land use variances, if any, are required. To the extent that it is possible and practical to do so, we will attempt to obtain such permits, licenses and/or necessary variances prior to committing to purchase a property. However, there are no assurances that we will be able to determine in advance of purchasing a property whether the property can lawfully be developed under the existing zoning, land use and/or environmental regulations. Nor can any assurance be given that we will be able to obtain the permits, licenses and/or variances to develop a property, once that property is acquired. If we should purchase a property and subsequently be unable to develop, subdivide and/or resell that property because of zoning or environmental issues, or for any other reasons, our operations and financial condition would be negatively impacted.

RESEARCH  AND  DEVELOPMENT.
     We have spent no funds on research and development for our land development projects or consulting services.

ENVIRONMENTAL  LAW  COMPLIANCE.
     Our environmental compliance regarding our land development business is site specific. We hire a private environmental engineer who inspects maps of the property and personally inspects the property to determine whether the property is in compliance with the regulations of the U.S. Environmental Protection Agency and the applicable state environmental agency. Specifically, the engineer determines whether there are any rare species, environmental hazards or environmental wetlands at or in close proximity to the property. If any of those conditions are detected the builder and/or developer must submit to the U.S. Environmental Protection Agency and applicable state environmental agency  a  permit  form  along  with  detailed  surveys  and maps indicating the potential impact of the condition. The U.S. Environmental Protection Agency and the applicable state environmental agency either issue an approval permit permitting further development to proceed with the property or a denial letter prohibiting further development. If development proceeds even though a denial letter was issued, the developer or builder will be subject to a lawsuit and damages by the federal and state government and may be ordered to restore or repair the property to its original state.

     We may be subjected to environmental liability if we fail to comply with various state and federal environmental regulations. In addition, our operating costs may experience substantial increases as a result of new and stricter environmental laws, ordinances and regulations. Under local, state and federal laws we may become liable for the costs of removal or remediation of hazardous or toxic substances from our properties. Many of these laws impose liability either for knowing violation or impose a recklessness standard for now knowing of such hazards. In addition, the presence of such substances or our failure to remove them, may affect our ability to borrow funds for the acquisition of properties.

ADDITIONAL  DEVELOPMENTS
------------------------

The Company is also focusing some effort in 2002 on locating and acquiring technology and/or intellectual property. To date, no significant progress has been made and no definitive agreements have been signed.

EMPLOYEES
---------
     Presently, we have one employee, Duane Bennett, our president. Mr. Bennett is our only full time employee. We have no employment agreements with any of our employees. We do not anticipate hiring any additional employees. The remainder of our administrative operations is carried out through subcontractors.

REPORTS  TO  SECURITY  HOLDERS.
     After the effective date of this document, we will be a reporting company under the requirements of the Securities Exchange Act of 1934 and will file quarterly, annual and other reports with the Securities and Exchange Commission. Our annual report will contain the required audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

     Copies of such material may be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.
Item 2. Properties

     Xenicent maintains offices at 18 Brookmont Drive, Wilbraham, Massachusetts 01095. We occupy 400 square feet of office space for which we pay $350 per month. The rent terms approximate fair market value within the local area. We believe that we currently have sufficient space and computer systems to carry on our operations for the foreseeable future.

Item  3.  Legal  Proceedings

     The Company is not a party to any legal proceedings, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No  matter  was  submitted  to  a  vote  during  the  year.



                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

 (a) Our common stock is currently quoted on the Over-the-Counter Bulletin Board (OTC BB) under the ticker symbol "XCNT." The OTC BB is an electronic quotation system whereby market participants (licensed broker/dealers) make markets and execute trades in their sponsored securities. Our Company began trading on the OTC BB in July of 2001.

     The following quotations were provided by the OTC BB, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.

     STOCK  QUOTATIONS*

      CLOSING  BID

Period:                   High        Low

7/1/01  to  9/30/01*      $2.50     $0.16
10/1/01  to  12/31/01     $2.05     $1.30

* Xenicent's common stock had not traded before the third calendar quarter of 2001.




(b)  Holders.

     The approximate number of record holders of Xenicent's securities as of the date of this report is approximately 205.

(c)  Dividends.

     Xenicent has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of Xenicent cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Item  6.  Management's  Discussion  and  Analysis

Selected Financial Data
-----------------------

For  the  year  ended  December  31,  2001  and  2000.

                                           2001          2000
                                           ----          ----

     Revenues                             $19,699     $322,974

     Net  Loss                            (59,664)     (380,460)
     Net  Loss  per  Common  Share           (.01)         (.05)
     Weighted  Average  Common
      Shares  Outstanding               8,833,083     8,354,875


At  December  31,  2001  and  2000

                                           2001          2000
                                           ----          ----

     Total  Assets                        $16,439     $60,829
     Working  Capital  Deficit              8,919      53,633
     Shareholders'  Equity                  8,919      53,633

No  dividends  have  been  declared  or  paid  during  the  period  presented.









Results of Operations
---------------------

     For the years ended December 31, 2001 and 2000.

Sales.

          Consulting Services. Revenues of $19,699 for the 2001 period were derived from construction related consulting activities. We typically perform the following services during our consulting engagements:
     Locate property for investment and development.
     Gain appropriate zoning approval.
     Assist in scheduling contractors to complete property improvements. Assist in planning the development; and Assist in surveying and mapping of the property.

          Land Sales. Land sales for the year ended December 31, 2000 were $322,974. The revenues during the 2000 period were derived from our sale of the final property we had in our inventory that was sold to Landcraft Properties. The property was a 19-acre lot. Gross profit decreased 44% during 2000 to $69,714.

          All  revenues  were  from  unrelated  third  parties.

          No new contracts for land development projects or consulting engagements have been initiated as of the date of this report and there can be no assurance that we will experience growth of sales in 2002.

Cost of Sales.
     The cost of sales in for the year ended December 31, 2001 was $-0- because we performed consulting services for other contractors instead of our own land development. The cost of sales, as it pertains to our consulting engagements generally does not include land and development costs as our client pays these expenditures. Costs of sales for our consulting engagements could customarily include such items as land evaluation, subcontractor fees, and unreimbursed permits and licenses.

     Land Sales. The cost of sales, as it pertains to our land sales includes the purchase price for land plus other capital improvements and direct cost associated with making the land available for resale. It is customary to experience variations in the cost of sales as a percentage of net sales based on the cost of land purchased and developed for resale.

          The cost of sales in connection with our contract sales for the year ended December 31, 2000 was $253,260. Cost of sales also included $9,689 of the $102,266 that was paid to ABC Realty, Inc., a licensed real estate brokerage majority owned by our president, in connection with locating a buyer for the property. Cost of sales as a percentage of sales for the year ended December 31, 2000 was 78%.



          We expect cost of sales as a percentage of sales to increase as we pursue larger development projects that yield lower margins, on a percentage basis. However, we expect this to be somewhat offset by the strong real estate market in the North Carolina area.

Expenses.

          Total expenses for the year ended December 31, 2001 were $77,782 as compared to $461,509 over the same period in 2000. This represented a decrease of $383,727 or 83%. The decrease in total expenses was primarily due to a reduction of land development activity in 2001 and additional expenditures incurred in 2000 relating to this registration statement and our management fees, which were $291,524 and $92,577, respectively.

          The management fees of $92,577 were paid to ABC Realty, a company majority owned by our president, for the purpose of assisting us in the day-to-day operations and general and administrative duties for our Company. This amount is included in management fees in our financial statements. We believe the transaction was done at arms length and we incurred approximately the same amount of expenses for these services. As discussed under Cost of Sales, we also paid an additional $9,689 to ABC Realty, or 3% of the cost of selling the parcel of land, for their assistance in locating a buyer for our final parcel of land.

          Advertising decreased to $9,750 from $13,680 during the year ended December 31, 2001. Our Company advertising campaign included local print advertising such as newspapers and billboards to promote Company's products and services. As of the date of this registration statement, we have not received any new contracts or clients as a result of this advertising.

          We expect increases in expenses through the year 2002 as the Company moves toward new land acquisitions and development.

Income  Taxes

          The Company did not have any material income tax expense during 2001. At December 31, 2000 we had recoverable income taxes of $12,700 resulting from our losses from operations. The Company made the appropriate amendments to its federal and state tax returns and elected to carry-back this loss and request a full refund. These requests for tax refunds were processed and the refunds were received in June of 2001.




Income/ Losses.

          Net loss for the year ended December 31, 2001 was $59,664 as compared to a net loss of $380,460 over the same period in 2000. We expect to continue to incur losses at least through the first half of the year 2001. In addition, there can be no assurance that we will re-achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact  of  Inflation.

We believe that inflation has had a negligible effect on operations over the past three years. We believe that it can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity  and  Capital  Resources.

          Cash flows generated by operations were a negative $33,834 for the year ended December 31, 2001 as compared with a positive $43,464 in the same period in 2000. Negative cash flows from operation in 2001 were primarily attributable to our loss from operations, partially offset by the $14,950 from common stock issued for services. Positive cash flows in 2000 were primarily attributable to the sale of our remaining inventory and issuance of stock for services partially offset by the net loss for the year ended December 31, 2000.

          Cash flows generated from financing activities were $324 for the year ended December 31, 2001 as compared with $3,530 cash used in financing activities over the same period in 2000. This cash provided in 2001 was attributable to $324 in additions on stockholder loans to Duane Bennett, our President, for the period. Mr. Bennett's stockholder loan balance was $7,520 at December 31, 2001.

          During the year ended December 31, 2000, the Company completed a private offering of its common stock whereby it sold 244,500 to unrelated accredited investors for $117,250. The offering was made pursuant to Regulation D, Rule 506 and was believed to be exempt from registration.

          During the year ended December 31, 2000, we received an additional $10,000 from Duane Bennett, our President for expenses relating to preparation of our Form SB-2 registration statement. The loan is due on demand and bears interest at 6%. The loan has been partially repaid and carries a balance of $7,520 as of the date of this report, which includes principal and accrued interest.






          Overall, we have funded our cash needs from inception through December 31, 2001 with a series of debt and equity transactions, primarily with Duane Bennett, our President and majority stockholder. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Our president is under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

          We had cash on hand of $11,219 and working capital of $8,919 as of December 31, 2001. As of December 31, 2000, we had cash on hand of $44,729 and working capital of $53,633. We will substantially rely on the existence of revenue from our land development and consulting businesses; however, we have no current or projected revenues or capital reserves that will sustain our business for the next 12 months. If the projected revenues fall short of needed capital we will not be able to sustain our capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first half of 2001 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $150,000 to sustain operation through year 2002 and approximately $200,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to the Company.

          On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering additional land acquisitions and development during the first half of 2002. Our current capital and revenues are insufficient to fund such development. If we choose to launch such a development campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. The funds raised from this offering will be used to acquire and develop additional parcels as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:
     Seek properties that are less in value or that may be projected to be less profitable
     Seek additional building consulting projects, which are less capital intensive, in lieu of contract projects, or
     Seek properties that are outside our immediate area, which may offer greater leveraging of the property's value.




          Demand for the our land parcels and services will be dependent on, among other things, market acceptance of our properties, the real estate market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our land parcels, our business operations may be adversely affected by our competitors and prolonged recession periods.

     Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We operate a land development and resale business in the Charlotte, North Carolina area. We also provide land development consulting services to various unrelated developers and builders. We plan to strengthen our position in these markets. We plan to expand our operations through our acquisition and/or development of land parcels.

Going  Concern.

As indicated in our accompanying financial statement, our independent auditors have expressed doubt as to whether we can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues and obtaining new capital. Management has enacted the following plan: (1) seek capital raising partners to assist the Company in its short-term and long-term capital needs. This may include equity debt financing and a follow-on stock offering, and (2) seek strategic joint venture relationships to assist in increasing revenues and cash flow for the Company.


Item  7.  Financial  Statements

                                    CONTENTS
===============================================================
INDEPENDENT AUDITORS' REPORT

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS
===============================================================




                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
Xenicent, Inc.
18 Brookmont Drive
Wilbraham, Massachusetts 01095

We have audited the accompanying balance sheet of Xenicent, Inc. as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xenicent, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Perrella & Associates, P.A.
Pompano Beach, Florida
January 22, 2002


                                 XENICENT, INC.
                                  BALANCE SHEET
                               AT DECEMBER 31, 2001



ASSETS
-----------------------------------------------------------------
CURRENT ASSETS
-----------------------------------------------------------------
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $  11,219
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .      2,500
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . .     13,719

PROPERTY AND EQUIPMENT
-----------------------------------------------------------------
  Furniture and office equipment. . . . . . . . . . . . . . . . .      6,800
  Accumulated depreciation. . . . . . . . . . . . . . . . . . . .     (4,080)
     Net property and equipment . . . . . . . . . . . . . . . . .      2,720
                                                                   ----------

    TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $  16,439
                                                                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------

CURRENT LIABILITIES
-----------------------------------------------------------------
  Loan from stockholder . . . . . . . . . . . . . . . . . . . . .  $   7,520
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .      7,520

STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
  Preferred stock ($.001 par value, 5,000,000 shares authorized:
   none issued and outstanding) . . . . . . . . . . . . . . . . .        -0-
  Common stock ($.001 par value, 50,000,000 shares authorized:
   8,845,000 issued and outstanding). . . . . . . . . . . . . . .      8,845
  Additional paid-in-capital. . . . . . . . . . . . . . . . . . .    483,397
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . . .   (483,323)
    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . .      8,919

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $  16,439
                                                                   ==========








    The accompanying notes are an integral part of these financial statements






                                 XENICENT, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                2001         2000
REVENUES AND COST OF SALES:
----------------------------------------
  Land sale. . . . . . . . . . . . . . .  $      -0-   $  322,974
  Consulting services, land development.      19,699          -0-
  Cost of land sale. . . . . . . . . . .         -0-     (253,260)
    Gross Profit . . . . . . . . . . . .      19,699       69,714
                                                       -----------

OPERATING EXPENSES:
----------------------------------------
  Selling, general and administartive. .      77,782      461,509
    TOTAL EXPENSES . . . . . . . . . . .      77,782      461,509

      OPERATING LOSS . . . . . . . . . .     (58,083)    (391,795)
                                         ------------  -----------
OTHER (EXPENSE):
----------------------------------------
  Interest expense . . . . . . . . . . .      (1,581)      (1,365)
    TOTAL OTHER (EXPENSE). . . . . . . .      (1,581)      (1,365)
                                          -----------  -----------

      (LOSS) BEFORE TAXES. . . . . . . .     (59,664)    (393,160)

      INCOME TAX BENEFIT . . . . . . . .         -0-       12,700

      NET (LOSS) . . . . . . . . . . . .  $  (59,664)  $ (380,460)
                                          ===========  ===========
  Net (loss) per common share
  Basic & fully diluted. . . . . . . . .  $    (0.01)  $    (0.05)
                                          ===========  ===========
  Weighted average common
  shares outstanding . . . . . . . . . .   8,833,083    8,354,875
                                          ===========   ==========












    The accompanying notes are an integral part of these financial statements




                                     XENICENT, INC.
                            STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                           Common    Additional
                                           Common       Stock      Paid-in     Retained
Shares                                   $.001 Par     Capital    (Deficit)
                                        ------------------------------------------------
Balances, December 31, 1999 . . . . . .   8,000,000        8,000     117,042    (43,199)

Issuances of common stock for services.     587,500          587     234,413        -0-

Issuances of common stock under private
Regulation D offering . . . . . . . . .     244,500          245     117,005        -0-

Net loss for year . . . . . . . . . . .         -0-          -0-         -0-   (380,460)

Balances, December 31, 2000 . . . . . .   8,832,000        8,832     468,460   (423,659)
                                       -------------------------------------------------
Stock issued for services received. . .      13,000           13      14,937        -0-

Net loss for year . . . . . . . . . . .         -0-          -0-         -0-    (59,664)

Balances, December 31, 2001 . . . . . .   8,845,000  $     8,845  $  483,397  $(483,323)
                                         ===============================================
























    The accompanying notes are an integral part of these financial statements




                                 XENICENT, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                            2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------------------
  Net loss . . . . . . . . . . . . . . . . . . . .  $(59,664)  $(380,460)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation . . . . . . . . . . . . . . . . .       680         680
    Common stock issued for services . . . . . . .    14,950     235,000
    (Increase) decrease in operating assets:
      Prepaid expenses . . . . . . . . . . . . . .    (2,500)        -0-
      Inventories. . . . . . . . . . . . . . . . .       -0-     216,488
      Recoverable income taxes . . . . . . . . . .    12,700     (12,700)
    Increase (decrease) in operating liabilities:
      Income taxes payable . . . . . . . . . . . .       -0-     (15,544)

      NET CASH USED IN OPERATING ACTIVITIES. . . .   (33,834)     43,464
                                                  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------
  Proceeds from sales of common stock. . . . . . .       -0-     117,250
  Proceeds from and additions to stockholder loans       324      11,296
  Repayments of stockholder loans. . . . . . . . .       -0-    (132,076)

      NET CASH PROVIDED BY
      FINANCING ACTIVITIES . . . . . . . . . . . .       324      (3,530)
                                                   ----------  ----------
      NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS. . . . . . . . . .   (33,510)     39,934
                                                    ---------  ----------
CASH AND CASH EQUIVALENTS:
--------------------------------------------------
      Beginning of year. . . . . . . . . . . . . .    44,729       4,795
                                                    --------   ----------
      End of year. . . . . . . . . . . . . . . . .  $ 11,219   $  44,729
                                                    =========  ==========












    The accompanying notes are an integral part of these financial statements

                                 XENICENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                      ====================================

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Business  Activity  -  Xenicent  Co., Inc. (the Company) was organized under the
------------------
laws of the State of North Carolina on July 20, 1996 under the name Great Land Development. On November 8, 2000, the Company changed its name to Xenicent, Inc.

The Company provides land development and consulting services primarily to construction contractors and investors in and around the Charlotte, North Carolina area. The Company's contracts are performed primarily under fixed price contracts. The contracts vary in completion time from six months to twenty-four months.

Cash  and  Cash  Equivalents  - For purposes of the Statement of Cash Flows, the
----------------------------
Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management's  Use  of  Estimates  -  The  preparation of financial statements in
--------------------------------
conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue  Recognition-  Revenue  is  recognized  when  land  parcels  are  sold.
--------------------
Consulting and engineering related service revenue is recorded when earned, provided collection of the related receivable is reasonably likely. The Company performs ongoing credit evaluations of its customers.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards
---------------------------
Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.









                                 XENICENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                      ====================================

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT.)
-------------------------------------------------------------------

Earnings  per  Share  - Statement of Financial Accounting Standard (SFAS) No.128
--------------------
requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise, or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the years presented. There were no adjustments required to net loss for the years presented in the computation of diluted earnings per share.

Advertising  Costs  -  Advertising  costs  are  expensed  as  incurred.
------------------

Income  Taxes  -  Income  taxes  are  provided  in  accordance with Statement of
-------------
Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

NOTE  B  -  GOING  CONCERN
--------------------------

As shown in the accompanying consolidated financial statements, the Company has incurred losses from operations and has limited cash that raises substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues and obtaining new capital. Management has enacted the following plan: (1) seek capital raising partners to assist the Company in its short-term and long-term capital needs. This may include equity debt financing and a follow-on stock offering, and (2) seek strategic joint venture relationships to assist in increasing revenues and cash flow for the Company.







                                 XENICENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                      ====================================

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 generally establishes a standard framework which to measure impairment of long-lived assets and expands the Accounting Principles Board ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to include a component of the entity (rather than a segment of the business). SFAF No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its financial condition and cash flows.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Supplemental disclosures of cash flow information for years ended December 31, 2001 and 2000 are summarized as follows:

Cash paid during the years for:

                                           2001             2000
                                           ----             ----
     Income Taxes                      $    -0-          $15,544
                                       ========          =======
     Interest                          $1,581            $    69
                                       ========          =======


NOTE  E  -  STOCKHOLDER  LOAN  PAYABLE
--------------------------------------

The loan payable to stockholder at December 31, 2001 consists of an unsecured note payable to the Company's president and majority stockholder. The note bears interest at a rate of 6% and is due on demand. All interest has been paid in full.


                                 XENICENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                      ====================================

NOTE F - INCOME TAXES
---------------------

The Company has approximately $60,000 of federal and state net operating losses that expire in various years through the year 2016.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2001 and 2000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's deferred tax asset at December 31, 2001 consists of net operating loss carryforwards calculated using federal and state effective tax rates. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $23,000 and $1,000 for the years ended December 31, 2001 and 2000, respectively.

The Company's net deferred tax asset as of December 31, 2001 is as follows:

     Net operating loss carryforwards          $   60,000
     Valuation allowance                          (60,000)
                                              ------------

     Net deferred tax asset                    $      --
                                               ===========

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2001 and 2000 is as follows:

                                                            2001          2000
                                                            ----          ----
     Income tax computed at the federal statutory rate       34%           34%
     State income taxes, net of federal tax benefit           6%            6%
                                                            -----         ----
     Valuation allowance                                    (40%)         (40%)
                                                            -----         ----
Total deferred tax asset                                      0%            0%
                                                            =====          =====









                                 XENICENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                      ====================================

NOTEG  -  EQUITY
----------------

During 2000, the Company registered its common stock with Securities and Exchange Commission and applied with the appropriate regulatory agencies for listing on the Over-the-Counter Bulletin Board. In connection with this action, the Company issued 587,500 shares of common stock for consulting services associated with the process. The stock was deemed to have a value of $.40 per share, or an aggregate value of $235,000.

Also during 2000, the Company issued 244,500 shares of its common stock to various accredited investors under Rule 506 of Regulation D between $.40 and $.50 per share. The aggregate value of the offering and proceeds to the Company were $117,250.

During the year ended December 31, 2001, the Company issued 13,000 shares of its common stock to unrelated entities for advertising services received. The stock was valued at the market price at the time of issuance, or $1.15 per share yielding an aggregate value of $14,950. All amounts were included under selling, general and administrative expenses in the accompanying financial statements.

NOTE H - RELATED PARTY TRANSACTIONS
-----------------------------------

During the year ended December 31, 2000, the Company entered into an agreement with ABC Realty, Inc., a Company majority owned by the Company's President, to provide management services for the Company for the Year 2000. The Company paid ABC Realty, Inc. approximately $102,000 during the year 2000 for these services. The Company has allocated $9,689 of this amount to services attributable to selling improved land on behalf of the Company. Accordingly, this amount is included under cost of sales in the accompanying financial statements. The remainder, or $92,577, is included under selling, general and administrative expenses in the accompanying financial statements.

NOTE I - LAND SALE
------------------

During the year ended December 31, 2000, the Company had one major customer that constituted all of its $322,974 in revenues.









Item 8. Changes with and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

Directors and Executive Officers.
     Our Bylaws provide that we must have at least 1 director. Each director will serve until our next annual shareholder meeting, to be held sixty days after the close of the fiscal year, or until a successor is elected who accepts the position. Directors are elected for one-year terms. Our officers may be elected by our Board of Directors at any regular or special meeting of the Board of Directors.

Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name              Age     Position
------------------------------------------------
Duane Bennett     42      President and Director
-------------     --     ----------------------

     Duane Bennett has been our President and a Director since our inception in July 1996. Mr. Bennett will serve as a director until our next annual shareholder meeting, or until a successor is elected who accepts the position.

     Mr. Bennett's experience in the real estate industry and otherwise over the last ten years has consisted of the following:

     From 1997 to 2001, Mr. Bennett was the sole owner, president, and chief executive officer of ABC Realty, Inc., a licensed real estate brokerage company in the business of buying and selling residential properties within the Charlotte, North Carolina area. ABC Realty was incorporated in North Carolina on February 12, 1997. ABC Realty had no activity during 1997 and 1998 and had profits of $19,451 and $65,105 in 1999 and 2000, respectively. ABC Realty has had no employees, other than Mr. Bennett, since its inception.

From 1999 to 2000, Mr. Bennett was the sole owner, president, and chief executive officer of Internet Funding Corp., which was incorporated in North Carolina on September 14, 1999. Internet Funding sought to develop the operations of and arrange capital financing for development stage Internet companies within the Charlotte, North Carolina area. Internet Funding failed to locate any companies that needed its services and had no revenues or operations. Internet Funding had no employees other than Mr. Bennett.

     From 1991 until 1995, Mr. Bennett was also the chief executive officer and president of Bennett International Businesses, a sole proprietorship owned by Mr. Bennett and based in Charlotte, North Carolina. Bennett International Businesses explored investment opportunities in China, Mexico, South Africa and Chile. Bennett International Businesses failed to locate any investment opportunities and had no revenues or material operations. Bennett International Businesses had no other employees other than Mr. Bennett.

     From 1995 to 1996, Mr. Bennett also operated Premier Builders and Developers in Charlotte, North Carolina. Premier Builders was incorporated in North Carolina on January 1, 1995. This company developed land within the Charlotte, North Carolina area. Premier Builders and Developers had no revenues for 1995 and 1996 and had expenses and related losses of $21,605 and $14,935, respectively.

Significant  Employees.
     Other  than  Mr.  Duane  Bennett,  we  have  no  significant  employees.

Family  Relationships.
     None.

Legal  Proceedings.
     No officer, director, or persons nominated for such positions and no promoter or significant employee of our Company has been involved in legal proceedings that would be material to an evaluation of our management.

There are no arrangements or understandings pursuant to which any were elected as officers.

Item  10.  Executive  Compensation

None of our directors or officers have received any compensation from Xenicent, including salary, stock, stock options, or otherwise, and no compensation is accruing. There are no arrangements or agreements for employment, compensation, or change in control that exist with the Xenicent for either our officers or directors. All other individuals who provide services for Xenicent are considered independent contractors, and it is anticipated that this arrangement will continue for the foreseeable future.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

The following tables set forth the ownership, as of March 29, 2002, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.



Security  Ownership  of  Certain  Beneficial  Owners  (1)  (2)


                      Nature of             Current %
Title of Class . . .  Name and Address       # of Shares  Ownership  Owned
--------------------  --------------------  ------------  ---------  ------
                      Duane Bennett
                      18 Brookmont Drive
Common . . . . . . .  Wilbraham, MA  01095     2,000,000  Direct      22.6%
--------------------  --------------------  ------------  ---------  ------
                      Duane Bennett
                      18 Brookmont Drive
Common . . . . . . .  Wilbraham, MA 01095      4,000,000  Indirect    45.3%
--------------------  --------------------  ------------  ---------  ------
                      Sharon Bennett
                      18 Brookmont Drive
Common . . . . . . .  Wilbraham, MA 01095      2,000,000  Direct      22.6%
--------------------  --------------------  ------------  ---------  ------





Security Ownership of Officers and Directors (2) .


                Nature of                                  Current %
Title of Class  Name and Address                            # of Shares  Ownership  Owned
--------------  -----------------------------------------  ------------  ---------  ------
Common . . . .  Duane Bennett                                 2,000,000  Direct     22.6 %
--------------  -----------------------------------------  ------------  ---------  ------
Common . . . .  Duane Bennett                                 4,000,000  Indirect    45.3%
--------------  -----------------------------------------  ------------  ---------  ------
Common . . . .  All Officers and Directors as a Group (2)     6,000,000  Direct      67.9%
--------------  -----------------------------------------  ------------  ---------  ------



Changes  in  Control.
     There are currently no arrangements, which would result in a change in our control.

(1) Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. In addition to the 2,000,000 shares which Duane Bennett owns in his own name, Mr. Bennett also has the voting power over the shares of stock issued in the names of his children as follows: Adam Bennett, 1,000,000 shares; Emily Bennett, 1,000,000 shares; Nellie Bennett, 1,000,000 shares; and Mary Bennett, 1,000,000 shares. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned. We are unaware of any shareholders whose voting rights would be affected by unity property laws.






Item 12. Certain relationships and Related Transactions

     On July 20, 1996 we issued 100 shares of our common stock to Duane Bennett, our president in exchange for $20,000. Although this transaction was not negotiated at arms length, we believe that this translation was as fair as if it had been negotiated with a third party.

      On June 30, 2000, we declared a forward stock split in the form of a stock dividend in the ratio of 80,000 for 1. As a result, Mr. Bennett's 100 shares were exchanged for 8,000,000 of our common shares. Although this transaction was not negotiated at arms length, we believe that this translation was as fair as if it had been negotiated with a third party.

     On about February 15, 1998, we borrowed a total of $191,449 from Mr. Bennett in order to purchase a parcel of property in North Carolina from a third party. The promissory note was unsecured, due on demand and carried an interest rate of 6% per annum. On February 10, 2000, we repaid Mr. Bennett a total of 127,976, which reflected the unpaid principal balance of the loan plus accrued interest. The loan was repaid using the proceeds of a sale of the underlying property. Although this transaction was not negotiated at arms length, we believe the translator was as fair as if it had been negotiated with a third party.

     On about February 10, 2000, we borrowed $10,000 from Mr. Bennett for working capital. The promissory note is unsecured, due on demand and carries an interest rate of 6% per annum. This loan has been partially repaid and a balance of $7,196 remains as of the date of this prospectus. Although this transaction was not negotiated at arms length, we believe that this translation was as fair as if it had been negotiated with a third party.

     On June 7, 2000, we entered into a Consulting Services Agreement with Greentree Financial Services, Corp. Under the terms of the agreement, Greentree Financial Services, Corp. has agreed to use its best efforts to assist us in having our common stock publicly traded. In exchange for its services, we have agreed to pay Greentree Financial Services Corp., $36,475 and 512,500 shares of restricted stock. Greentree Financial Services Corp. is owned by Michael Bongiovanni and Robert C. Cottone. Mr. Bongiovanni and Mr. Cottone have no other relationship to our officers or directors and have never received or intend to receive any compensation other than the compensation described.

     In February of 2000, we entered into a written agreement with ABC Realty Company, a licensed real estate broker that provides management and consulting services to us. During 2000 we paid a total of approximately $102,266 to ABC Realty for managerial and consulting services. ABC Realty did not provide any management and consulting services prior to 2000 and is not currently providing us with any services. Our President, Mr. Bennett owns 100% of the common stock of ABC Realty. We do not currently have an agreement with ABC Realty to provide any future services to us. Although this transaction was not negotiated at arms length, we believe that this translation was as fair as if it had been negotiated with a third party.

Item  13.  Exhibits  and  Reports  on  Form  8-K

     (a)  Financial  Statements
1.  The following financial statements of Xenicent are included in Part II, Item
7:
Independent Auditors' Report                         31
Balance Sheet - December 31, 2001                    32
Statements of Operations - Years Ended
     December 31, 2001 and 2000                      33
Statements of Cash Flows - Years Ended
     December 31, 2001 and 2000                      34
Statements of Stockholders' Equity - Years Ended
     December 31, 2001 and 2000                      35
Notes to Financial Statements                     36-42

          2. Exhibits
3. Articles of Incorporation as amended and bylaws are incorporated by reference to Exhibit No. 1 of Form SB-2 as amended filed July 2001.

23. Consent of Auditors

(b) Reports on Form 8-K
None.













                             SIGNATURE PAGE FOLLOWS
                             ----------------------





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   XENICENT, INC.
                                   --------------

Date: March 31, 2002     By: /s/ Duane Bennett
                         ---------------------
                                 Duane Bennett
                                 President and Director