Form 10QSB
period 2002-03-31
XENICENT INC
filed 2002-05-14
CIK 1121282

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002

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





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of May 14, 2002: 8,845,000

Number of shares of preferred stock outstanding as of May 14, 2002: -0-











                                      XENICENT, INC.
                                      BALANCE SHEETS
                          AT MARCH 31, 2002 AND DECEMBER 31, 2001


                                          ASSETS
                                          ------

                                                                    (Unaudited)
                                                                        2002        2001
CURRENT ASSETS
-----------------------------------------------------------------
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     102   $  11,219
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .          -       2,500
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . .        102      13,719
                                                                  ----------  -----------
PROPERTY AND EQUIPMENT
-----------------------------------------------------------------
  Furniture and office equipment. . . . . . . . . . . . . . . . .      6,800       6,800
  Accumulated depreciation. . . . . . . . . . . . . . . . . . . .     (4,250)     (4,080)
     Net property and equipment . . . . . . . . . . . . . . . . .      2,550       2,720
                                                                   ----------  ----------

    TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $   2,652   $  16,439
                                                                   =========  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------

CURRENT LIABILITIES
-----------------------------------------------------------------
  Loan from stockholder . . . . . . . . . . . . . . . . . . . . .      7,570       7,520
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .      7,570       7,520
                                                                  -----------  ----------

STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------
  Common stock ($.001 par value, 50,000,000 shares authorized:
   8,845,000 issued and outstanding). . . . . . . . . . . . . . .      8,845       8,845
  Preferred stock ($.001 par value, 5,000,000 shares authorized:
   none issued and outstanding) . . . . . . . . . . . . . . . . .        -0-         -0-
  Additional paid-in-capital. . . . . . . . . . . . . . . . . . .    483,397     483,397
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . . .   (497,160)   (483,323)
    TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . .     (4,918)      8,919
                                                                 -------------  ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . .  $   2,652   $  16,439
                                                                  ==========  ===========








                                 XENICENT, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001





                                       2002         2001
REVENUE AND COST OF SALES:
-------------------------------
  Contract sales. . . . . . . .  $      -0-   $      -0-
  Cost of sales . . . . . . . .         -0-          -0-
  Gross Profit. . . . . . . . .           -            -
                                 -----------  -----------

OPERATING EXPENSES:
-------------------------------
  Advertising . . . . . . . . .         -0-          840
  Depreciation. . . . . . . . .         170          170
  Office expenses . . . . . . .         -0-       15,401
  Professional fees . . . . . .      13,617       19,480
  Telephone . . . . . . . . . .         -0-        1,840
  Travel & automobile expenses.         -0-        4,210
    TOTAL EXPENSES. . . . . . .      13,787       41,941

    OPERATING LOSS. . . . . . .     (13,787)     (41,941)

OTHER (EXPENSE):
-------------------------------
  Interest expense. . . . . . .         (50)      (1,365)
    TOTAL OTHER (EXPENSE) . . .         (50)      (1,365)
                                 -----------  -----------

      (LOSS) BEFORE TAXES . . .     (13,837)     (43,306)

      INCOME TAX PROVISION. . .         -0-          -0-

      NET (LOSS). . . . . . . .  $  (13,837)  $  (43,306)
                                 ===========  ===========
  Net (loss) per common share
  Basic & fully diluted . . . .  $       **   $    (0.01)
                                 ===========  ===========
  Weighted average common
  shares outstanding. . . . . .   8,845,000    8,832,000
                                 ===========  ===========
** Less than $.01













                                 XENICENT, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                            2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------------
  Net loss . . . . . . . . . . . . . . . .  $(13,837)  $(43,306)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation . . . . . . . . . . . . .       170        170
    Interest accrual . . . . . . . . . . .        50        -0-
    Decrease in operating assets:
      Prepaid expenses . . . . . . . . . .     2,500        -0-
      Recoverable income taxes . . . . . .       -0-     12,700
                                          ----------   ---------
      NET CASH (USED IN) OPERATING
      ACTIVITIES . . . . . . . . . . . . .   (11,117)   (30,436)
                                          ----------   ---------
      NET (DECREASE) IN CASH AND
      CASH EQUIVALENTS . . . . . . . . . .   (11,117)   (30,436)
                                          ----------   ---------
CASH AND CASH EQUIVALENTS:
------------------------------------------
      Beginning of period. . . . . . . . .    11,219     44,729
                                          ----------   ---------
      End of period. . . . . . . . . . . .  $    102   $ 14,293
                                          ----------   ---------













                                 XENICENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2002, the results of operations for the three month period ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. The results for the period ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  (loss)  per  share:

                                    Three                   Three
                                    Months  Ended           Months  Ended
BASIC  & FULLY DILUTED*             March 31, 2002          March 31, 2001
--------------------------          --------------          --------------
Net loss                         $     (13,837)            $     (43,306)

Less- preferred stock dividends           -0-                       -0-
                                    ------------              ------------

Net loss                         $     (13,837)            $     (43,306)

Weighted average number
Of common shares                     8,845,000                 8,832,000
                                    ------------             --------------
        -

Basic & fully diluted*
loss per share                   $        **               $        (.01)
                                    ============             ==============


* The Company had no common stock equivalents during the periods presented ** Less than $.01






ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise. In addition the uncertainties include, but are not limited to competitive conditions involving the real estate market.

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

We presently have no land parcels available for resale, nor do we have any contracts to purchase land parcels. In addition, we are not currently in negotiations for the purchase of any land parcels. We anticipate that we will begin to locate and negotiate for the purchase of land tracts in North Carolina during the third quarter of 2002. We hope to acquire additional real estate parcels this year, and to utilize the proceeds from the resale of those parcels, along with its revenues from consulting services, to pay our operating costs for the next twelve months; however, there are no assurances that this revenue will be sufficient to cover our operating costs. Accordingly, if our revenues are not sufficient, we will rely upon capital infusions from our president; however, there are no assurances that our president will have sufficient funds to provide such capital infusions.

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

LAB ON A CHIP DEVELOPMENT
-------------------------

During the first quarter of 2002, the Company announced that it is seeking development of 'Lab on a Chip' technology. Lab on a Chip is a prototype testing device that can perform laboratory functions such as air, water or blood testing from a small desktop device which produces real-time data results. The company is not producing the technology 'in-house' as part of its normal operations, but rather is seeking licensing and production rights from an unrelated third party. As of the date of this report, no formal relationship has been made between the Company and the third party. There also can be no assurance that the Company will be successful in acquiring the necessary technology or developing and marketing the related products.

RESULTS  OF  OPERATIONS
-----------------------

Net  Loss

The Company had a net loss of $(13,837), or less than $.01 per common share, for the three months ended March 31, 2002, versus a net loss of $(43,306), or $.01 for the same period ended March 31, 2001. The change in net loss was primarily due to a decrease in total operating expenses. Also we performed no construction contracts or consulting services during the first quarter.

Sales

We did not have revenues for the first quarter of the year, as there were no construction contracts initiated and no consulting services performed. We had no revenues from contract sales in the comparable period last year. This was primarily due to us seeking out larger properties to develop in our local area. However, we have not succeeded in locating any new projects. We do not expect to have additional contract revenues until September of 2002.

Expenses

Operating expenses for the three months ended March 31, 2002 decreased $41,941 to $13,787. In comparison with the three-month period ended March 31, 2001, advertising, office expenses and travel expense decreased $840, $15,401 and $4,210, respectively since the Company was not operating any new construction projects. Professional fees decreased $5,863 in connection with reduced legal and accounting services.

Liquidity  and  Capital  Resources

On March 31, 2002, the Company had cash of $102 and a $7,468 working capital deficit. This compares with cash of $11,219 and working capital of $6,199 at March 31, 2001. The change in working capital was due to a decrease in cash incurred in current operations.

Net cash used in operating activities was $11,117 for the three months ended March 31, 2002 as compared with net cash provided by operating activities of $30,436 for the period ended March 31, 2001. The decrease in cash used in operations was primarily attributable to a decrease in net loss for the current quarter as compared to the prior year's quarter.


PART II. OTHER INFORMATION
--------

Item 1. Legal Proceedings

None.


Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3. Articles of Incorporation with amendments and bylaws are incorporated by reference to Exhibit No. 1 of Form SB-2 as amended filed April 2001.

          99  Press  release  issued  on  Lab  on  a  Chip  Technology

(b)  Reports  on  Form  8-K

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

                                        XENICENT, INC.
                                        --------------
                                        (Registrant)


                                        /S/Duane Bennett, President
Date:  May 14, 2002                    __________________________
                                        Duane Bennett, President