Form 10QSB
period 2002-06-30
XENICENT INC
filed 2002-08-20
CIK 1121282

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______


                                 XENICENT, INC.
                                 --------------
        (Exact name of small business issuer as specified in its charter)


     North Carolina                              36-4344865
     --------------                              ----------
(State or other jurisdiction of           (IRS Employer identification No.)
incorporation or organization)


               18 Brookmont Drive, Wilbraham, Massachusetts 01095
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (413) 599-0005
                                 --------------
                           (Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of August 14, 2002: 10,152,000

Number of shares of preferred stock outstanding as of August 14, 2002: -0-











                           XENICENT, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           AT JUNE 30, 2002 (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS
-----------------------------------------
  Cash. . . . . . . . . . . . . . . . . .  $   43,578
  Accounts receivable, net. . . . . . . .     272,511
  Inventory . . . . . . . . . . . . . . .     646,196
  Note receivable . . . . . . . . . . . .       4,211
  Prepaid expenses. . . . . . . . . . . .     157,448
  Other current assets. . . . . . . . . .       7,601
                                         -------------
  TOTAL CURRENT ASSETS. . . . . . . . . .   1,131,545
                                         -------------

PROPERTY, PLANT AND EQUIPMENT
-----------------------------------------
  Land. . . . . . . . . . . . . . . . . .     408,218
  Buildings and improvements. . . . . . .     200,817
  Machinery and equipment . . . . . . . .      14,880
  Furniture and office equipment. . . . .      53,101
  Accumulated depreciation. . . . . . . .    (176,105)
                                         -------------
  NET PROPERTY, PLANT AND EQUIPMENT . . .     500,911
                                         -------------
OTHER ASSETS
-----------------------------------------
  Investment in non-marketable securities     255,000
  Deposits. . . . . . . . . . . . . . . .     115,913
                                         -------------
  TOTAL OTHER ASSETS. . . . . . . . . . .     370,913
                                         -------------
    TOTAL ASSETS. . . . . . . . . . . . .  $2,003,369
                                         =============









                           XENICENT, INC. & SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS (CONT')
                           AT JUNE 30, 2002 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
CURRENT LIABILITIES
-----------------------------------------------------------------
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .  $   142,276
  Short-term borrowings . . . . . . . . . . . . . . . . . . . . .      296,970
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .       83,701
  Loan from stockholder . . . . . . . . . . . . . . . . . . . . .       20,180
  Due to related parties. . . . . . . . . . . . . . . . . . . . .      262,666
  Other current liabilities . . . . . . . . . . . . . . . . . . .       22,205
                                                                 --------------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .      827,998
                                                                 --------------
MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . .      533,444
                                                                 --------------
STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
  Common stock ($.001 par value, 50,000,000 shares authorized:
   10,152,000 and 8,845,000 issued and outstanding at . . . . . .       10,152
   June 30, 2002 and December 31, 2001, respectively)
  Preferred stock ($.001 par value, 5,000,000 shares authorized:
   none issued and outstanding) . . . . . . . . . . . . . . . . .          -0-
  Additional paid-in-capital. . . . . . . . . . . . . . . . . . .    1,227,390
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . . .     (595,083)
  Cumulative foreign currency translation amount. . . . . . . . .         (532)
                                                                 --------------
    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . .      641,927
                                                                 --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $ 2,003,369
                                                                 ==============












                                                 XENICENT, INC. & SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                              Three months ended June 30,          Six months ended June 30,
                                                    2002             2001            2002               2001
                                        --------------------------------------------------------------------

REVENUE AND COST OF SALES:
--------------------------------------
  Sales. . . . . . . . . . . . . . . .  $             -0-       $      -0-   $         -0-    $         -0-
  Cost of sales. . . . . . . . . . . .                -0-              -0-             -0-              -0-
                                        --------------------------------------------------------------------
    Gross Profit . . . . . . . . . . .                 -                -               -                -
                                        --------------------------------------------------------------------
OPERATING EXPENSES:
--------------------------------------
  Selling, general and administrative.             98,345           6,244         112,132           48,185
                                        --------------------------------------------------------------------
    TOTAL EXPENSES . . . . . . . . . .             98,345           6,244         112,132           48,185
                                        --------------------------------------------------------------------
      OPERATING LOSS . . . . . . . . .            (98,345)         (6,244)       (112,132)         (48,185)
                                        --------------------------------------------------------------------
OTHER (EXPENSE):
--------------------------------------
  Interest expense . . . . . . . . . .               (110)           (108)           (160)          (1,473)
                                        --------------------------------------------------------------------
    TOTAL OTHER (EXPENSE). . . . . . .               (110)           (108)           (160)          (1,473)
                                        --------------------------------------------------------------------
      (LOSS) BEFORE TAXES. . . . . . .            (98,455)         (6,352)       (112,292)         (49,658)
                                        --------------------------------------------------------------------
      INCOME TAX PROVISION . . . . . .                 -0-             -0-             -0-              -0-

      NET (LOSS) . . . . . . . . . . .  $         (98,455)     $   (6,352)  $    (112,292)    $    (49,658)
                                        ====================================================================
  Net (loss) per common share
  Basic & fully diluted. . . . . . . .  $           (0.01)     $    (0.01)  $       (0.01)    $      (0.01)
                                        ====================================================================
  Weighted average common
  shares outstanding . . . . . . . . .          9,028,333       8,832,000       8,936,667        8,832,000
                                        ====================================================================




















                           XENICENT, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                            2002       2001

CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------
  Net loss. . . . . . . . . . . . . . . . . . . . . .  $(112,292)  $(49,658)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation. . . . . . . . . . . . . . . . . . .        340        340
    Common stock issued for services. . . . . . . . .     85,675
    Interest accrual. . . . . . . . . . . . . . . . .        160        -0-
    Decrease in operating assets:
      Prepaid expenses. . . . . . . . . . . . . . . .      2,500        -0-
      Recoverable income taxes. . . . . . . . . . . .        -0-     12,700
                                                      ----------------------
      NET CASH (USED IN) OPERATING ACTIVITIES . . . .    (23,617)   (36,618)
                                                      ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------------------
  Purchase of subsidiary assets net of cash . . . . .     43,476        -0-
                                                      ----------------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES . . .     43,476        -0-
                                                      ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------
  Proceeds from stockholder loans . . . . . . . . . .     12,500        216
                                                      ----------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES . . .     12,500        216
                                                      ----------------------
      NET INCREASE (DECREASE) IN CASH AND . . . . . .     32,359    (36,402)
      CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS:
-----------------------------------------------------
      Beginning of year . . . . . . . . . . . . . . .     11,219     44,729
                                                      ----------------------
      End of period . . . . . . . . . . . . . . . . .  $  43,578   $  8,327
                                                      ----------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
-----------------------------------------------------
FINANCING INFORMATION:
-----------------------------------------------------
  Common stock issued in connection with acquisitions  $ 519,000   $    -0-
                                                      ----------------------
  Common stock issued for services. . . . . . . . . .  $ 226,300   $    -0-
                                                      ----------------------








                           XENICENT, INC. & SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2002 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2002, the results of operations for the three and six month periods ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. The results for the period ended June 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  (loss)  per  share:

                        Three         Three          Six           Six
                        Months Ended  Months Ended   Months Ended  Months Ended
BASIC & FULLY DILUTED*  June 30, 2002 June 30, 2001  June 30, 2002 June 30, 2001
--------------------------------------------------------------------------------
Net loss                $     (98,445) $     (6,352) $   (112,292) $    (49,658)

Less- preferred stock dividends    -0-           -0-           -0-           -0-
--------------------------------------------------------------------------------
Net loss                $     (98,445) $     (6,352) $   (112,292) $    (49,658)

Weighted average number
Of common shares            9,028,333     8,832,000     8,936,667     8,832,000
--------------------------------------------------------------------------------

Basic & fully diluted*
loss per share          $       (.01)  $       (.01) $      (.01)  $       (.01)
--------------------------------------------------------------------------------

* The Company had no common stock equivalents during the periods presented






NOTE 3 - INVESTMENTS

During the quarter ended June 30, 2002, the Company acquired 500,000 shares of the common stock of Traderight Corp., a licensed securities broker-dealer located in Boca Raton, Florida in exchange for 300,000 shares of the Company's common stock. The stock was valued at the market price on date of issuance, or $.85 per share, yielding an aggregate market value of $255,000.

NOTE 4 - ACQUISITION

On June 30, 2002, the Company acquired sixty percent of the common stock of Giantek Technology Corporation, a Taiwanese corporation. The Company issued 660,000 shares of its common stock in payment for the acquisition. The stock was valued at the market price on the date of issuance, or $.40 per share, yielding an aggregate market value of $264,000. The Company also agreed to provide $750,000 in funding to Giantek Technology Corporation to develop products and expand it marketing efforts. In addition, 100,000 shares of the Company's common stock will be issued for employees of Giantek for services over the next two years. The expense of the services will be charged to operations when the services are rendered.

NOTE 5 - PREPAID EXPENSES

During the quarter ended June 30, 2002, the Company issued 250,000 shares of its common stock for professional services. The service period ends March 31, 2003. The stock was valued at the market price on the date of issuance, or $.80 per share, yielding an aggregate market value of $187,500. Of this amount, $46,875 is included in this quarter's statement of operations, with the remainder of $140,625 included in the balance sheet at June 30, 2002.


NOTE 6 - SUBCONTRACTORS

Also, during the quarter ended June 30, 2002, the Company issued 97,000 of its common stock for various consulting services. The stock was valued at the market price on the date of issuance, or $.40 per share, yielding an aggregate market value of $38,800. This amount is included in selling, general and administrative expenses for this quarter.















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

GENERAL  DESCRIPTION  OF  BUSINESS
----------------------------------

Business Development.

We were incorporated in North Carolina on July 26, 1996 as Great Land Development Co. We changed our name to Xenicent, Inc. on November 8, 2000. Since our incorporation as Great Land Development Co., we have engaged in the business of real estate consulting and purchasing and reselling vacant tracts of land, primarily in the North Carolina area. On June 30, 2002 we acquired a majority interest in Giantek Technology Corporation "Giantek", a Taiwanese corporation that manufactures and distributes Light Emitting Diode (LED) display systems. Information on this acquisition is contained in this report and in Form 8-K filed on July 15, 2002. We have never been the subject of any bankruptcy or receivership.

GIANTEK TECHNOLOGY CORPORATION
------------------------------

On June 30, 2002, the Company signed a definitive share exchange agreement to acquire a sixty percent (60%) interest in Giantek Technology Corporation ("Giantek") in exchange for 600,000 shares of the Company's common stock. In addition, the Company issued 60,000 shares to a consultant in connection with the acquisition.

Giantek Technology Corporation, Inc. (the "Company") is a supplier of electronic display boards, computer-programmable display systems, and large video displays for sport, business, and transportation applications. Its focus is on supporting customers with superior products and services that provide dynamic, reliable, and often unique, visual communication solutions. Its products include a complete line of large display products, from small indoor and outdoor scoreboards and displays, to large, multi-million dollar, video display systems. It is recognized worldwide as a technical leader with the capabilities to design, manufacture, install and service complete integrated systems that display real-time data, graphics, animation and video. Giantek maintains a website profiling its background and products at www.giantek-led.com.

Services provided by Giantek include project management, on-site installation support, on-site event support, display content creation, product maintenance, marketing assistance and large screen video display rentals.

Giantek invests a significant portion of its research and development resources into full-color LED (light emitting diode) based display systems and has done so over the past several years. During that time, it has introduced its own line of systems and has converted much of its display offerings from incandescent & reflective technologies to LED based technology although these technologies remain important. Giantek continues to invest in technology to develop new products and enhancements for a wide variety of existing scoreboard and display products.

Every day, viewers all over the world count on Giantek scoreboards and displays for information and entertainment. Giantek has sold display systems ranging from small scoreboards under $1,000 to large complex display systems priced in excess of $2 million. Generally, Giantek's product sales are either custom products built on existing technology with contract sizes ranging from approximately $25,000 to $750,000. Customers of Giantek include several international stock exchanges, the Taiwan Mass Transit Authority, Fortune 500 manufacturers and the Saudi Arabian royal family.

Giantek's net sales and profitability historically have fluctuated due to the impact of large product orders such as display systems for governmental facilities and large commercial projects. The seasonality of the high-end advertising markets has also played a part in Giantek's sales and profit fluctuations. This seasonality has had the effect of causing net sales and net income in the third and fourth quarters of a fiscal year to be generally higher than the first quarter of a fiscal year, followed by higher levels in the second quarter. The effects of seasonality are generally not found in Giantek's business and transportation markets, although the impact of a large order in those markets can cause a significant fluctuation in net sales and the resulting profits. Approximately two-thirds of Giantek's revenues are in the business and transportation markets with the remaining split between advertising and sports, although Giantek considers itself to be operating in a single industry segment.

Giantek's gross margins on large orders tend to fluctuate more than those for smaller, standard orders. Large product orders that involve competitive bidding and substantial subcontract work for product installation generally have lower gross margins with greater variability in margins among the larger orders. Although Giantek follows the percentage of completion method of recognizing revenues for these larger orders, Giantek nevertheless has experienced fluctuations in operating results and expects that its future results of operations may be subject to similar fluctuations.

INDUSTRY

Giantek is an established manufacturer and distributor in computer-programmable displays and large screen video displays. Growth of this product category was originally stimulated by the invention of the microprocessor and the continued development and acceptance in society of the personal computer. Initially, computers allowed companies the capability to bring to market incandescent and reflective technologies controlled by computers. In the past, these incandescent and reflective technologies were key product categories for Giantek.

During the mid-1990s, a technological breakthrough in display technology occurred which contributed significantly to the growth of Giantek - the development of a blue light emitting diode that was visible outdoors, and that could be manufactured in larger quantities. This provided the basis for significant future growth in the industry and for Giantek. With this development, Giantek entered the large screen video display business. Prior to this development, large screen video displays were primarily made of small cathode ray tubes ("CRT"), were limited in size and the suppliers were generally the same companies that were in the television set business.

Giantek, led by President Frank Chen, leveraged its knowledge of the display business with the availability of high quality blue and green light emitting diodes to broaden its scope and provide not only computer-programmable signage but also large video displays for both outdoor and indoor usage. It also converted many of its previous incandescent and reflective technologies to lower cost, LED based technology.

In general, the industry is characterized by market participants that provide limited product offerings as compared to Giantek. For example, most manufacturers of computer programmable computer displays that are used to show alphanumeric data and graphics do not manufacture large screen video displays. Conversely the large video display manufacturers do not manufacture computer programmable displays. Giantek, however, manufactures both computer programmable displays and large video displays and supplies the software to integrate various components, as well as marketing services, content development and information. This places Giantek in a uniquely beneficial position to serve venues that have numerous requirements such as the typical large governmental contract venue.
Giantek, through the use of its display control software and its video server software, also has the unique capability of time sharing a large screen such as an arena between the video display functions previously provided by the large video display and the information and animation display functions previously provided by computer programmable display and providing seamless integration with standard video equipment. Having all these functions integrated into one large display system gives the venue owner significant flexibility in managing the information and entertainment spectators receive that has not been available previously.

PRODUCTS

Giantek offers its customers a wide range of computer-programmable information display systems consisting of related products, or families of products, that have similar functions and varying degrees of capabilities. Products within each family use displays and controllers that are built with many of the same components to reduce the cost of production, improve delivery time and provide flexibility for standard and custom installations. The use of standard components also enhances the reliability and serviceability of the display systems. For example, the financial data stream family includes products that use many of the same components and range from a small, single-faced light board to a large, four-sided display that can be used for other information. The sizes of displays can vary significantly, depending on the needs of the customer, taking into account such things as viewing angles and viewer distances.

The two principal components of most of Giantek's systems are the display and the display controller. The display controller uses computer hardware and software to process the information provided from the operator and other integrated sources and to formulate the information, graphics, or animation to be presented on the display. The display controller controls each of the pixels (dots or picture elements that make up the image) on the display to present the message or image.

Data can be transferred between the display controller and local and/or remote displays. Local connections use twisted pair cables, fiber optic cables, infrared links or radio links. Both standard and cellular telephone connections, and satellite transmissions, are used to connect to remote displays. The remote connections are generally purchased from third parties.

Within each product family, Giantek produces both standard and custom displays that vary in complexity, size and resolution. Generally, a large, full-color video display is significantly more complex than a standard time and temperature display. The physical dimensions of a display depend on the size of the viewing area, the distance from the viewer to the display and the amount of information to be displayed at one time. Generally, for displays other than fixed digit displays, the light source or pixels are spaced farther apart for longer distance viewing. The resolution of a display is determined by the size and spacing of each pixel, with smaller, more densely packed pixels creating higher resolution images. The type of the display may also depend on the location of the viewing audience. For example, displays on building structures may have a viewing angle nearly as wide as 180 degrees, compared with roadside displays which typically are viewed from a passing vehicle only within a narrow angle from the display.

MARKETING AND SALES

Giantek's display systems have been sold throughout the United States and in more than 20 countries. Its products are marketed and sold worldwide through a combination of direct sales personnel and independent resellers. In the United States and eastern Canada, Giantek utilizes primarily a direct sales force for convention centers, transportation and other commercial entities. In the smaller venues, primarily retail and similar facilities, as well as commercial facilities, Giantek utilizes a combination of direct sales staff and resellers.

The majority of the products sold by resellers are standard or "catalog" retail and business products where display systems must be installed in accordance with local zoning ordinances. These are typically moderately priced and relatively easy to install. The most popular models are built to inventory and available for quick delivery. The remaining models are built to order and quoted for shipment in 30 to 90 days after order acceptance. Giantek supports its resellers through national and regional direct mail advertising, trade journal advertising and trade show exhibitions. Members of Giantek's direct sales force support resellers in the field, and the Company's sales staff provide daily telephone support. Giantek believes that it can expand market share by increasing the productivity of existing resellers and adding additional resellers in new geographic areas.

Giantek's direct sales force is comprised of a international network led by its sales office located in Taipei, Taiwan, supporting all customer types in both sales of products and services. In addition to supporting resellers as mentioned above, the direct sales staff also sells the entire range of products and with the exception of the non-domestic market, directly sells substantially all the large video display systems for the Company. Over the last few years Giantek has been transitioning from a customer type sales focus to a regional, geographic approach, while retaining the market specialization required to serve that market. This has caused a significant investment in sales infrastructure to encourage more team selling across markets and more efficient use of Giantek's sales staff. Under the regional approach, although staff will remain specialists, they are now responsible as a regional team member to uncover opportunities for the other markets and to transition their knowledge into the other markets to help close orders.

When Giantek targets a potential costumer for a display system, the prospect is contacted either directly or through a reseller. Frequently, engineers, technicians, and direct sales personnel jointly participate in site visits to assess site conditions, evaluate the customer's requirements and work on proposals. Proposals to prospective customers include business and technical presentations as well as product demonstrations and visits to existing installations. Giantek also regularly hosts prospective customers at its manufacturing facility to demonstrate product quality and delivery capability.

The Company's direct sales staff, grouped by end user market, is also responsible for international sales in their respective markets. International sales may fluctuate from year to year based on the timing of large projects like Olympic events. A typical term of sale for international projects includes a letter of credit or payment in advance in New Taiwan dollars. Giantek believes that in addition to substantial growth that it expects will still occur in the domestic markets, it will also achieve growth in the international markets.

Giantek believes that much of its marketing and sales success in the past has been based on its ability to create new products and product enhancements for its customers through developing and understanding of their needs and opportunities. It develops this understanding through active participation in the sales cycle by engineers and various others and through attendance at trade shows, conventions and seminars as well as through a culture of teamwork throughout the organization.

Giantek has a large and diverse customer base. Due to that diverse customer base, the loss of a major customer would not have a material adverse impact on the Company.

CUSTOMER  SERVICE  AND  SUPPORT

Giantek believes that its prompt and reliable customer service distinguishes it from many of its competitors. Giantek provides a limited warranty for most of its products against failure due to defective parts or workmanship for periods generally ranging from 90 days to 2 years after first sale or installation, depending on the product or type of customer. Under the limited warranty, the customer returns the failed component to the Company for replacement or repair. The Company also provides customer service and support, including "Help Desk" access, parts repair and replacement, and programming support for video, animation and other display information. Giantek staffs its Help Desk with experienced technicians who are available at the desk or on call for the extended hours required to support evening and weekend sports events. A comprehensive database of customers provides Giantek with immediate access to each customer's equipment and service history. A repair center is staffed with trained technicians who promptly repair and return components that require service, and offers a component exchange program for same day shipment of replacement parts. Giantek's modular approach to the design and production of products enhances its ability to provide effective customer service. Customers can obtain periodic training and maintenance seminars at the Company's principal offices and also contract for on-site training and maintenance for certain types of installations such as high profile sports events.

Giantek also plans to provide a variety of services for its customers, including video and animation production, event support, control room design, on-site training, and continuing technical support for operators of Giantek displays.

Giantek believes that its extensive customer support program is essential to continued market penetration. To enhance the level of service available to its customers, Giantek has established a central calling center and plans to open other service centers in the future. Giantek also uses a network of authorized service companies in other domestic locations and in a number of other countries to service and maintain its products.




ENGINEERING  AND  PRODUCT  DEVELOPMENT

The computer-programmable information display industry is characterized by ongoing product innovations and developments in display and controller technology. To remain competitive, Giantek must continue to anticipate and respond to changes and developments in the industry and more importantly remain a leader in creating the innovations and developments. Giantek intends to continue its tradition of applying engineering resources throughout its business to help achieve more effective product development, manufacturing, sales and customer support. It also remains committed to investing approximately 5% of its net sales into research and development.

Giantek employs engineers and engineering technicians in the areas of mechanical design, electronics design, applications engineering, and customer and product support. Unlike some of its competitors who depend on contract engineering from outside vendors, Giantek uses in-house engineering staff to anticipate and respond rapidly to the product development needs of customers and the marketplace. Giantek assigns product managers from its engineering staff to each product or product family to assist its sales staff in customer training, to implement product improvements requested by customers, and to ensure that each product is designed for maximum reliability and serviceability.

Each of these design groups is autonomous to allow it to focus on the respective product family while at the same time closely tied with each other for sharing of ideas and technology. This organizational structure, plus a concentrated focus on standardization, which reduces the amount of engineering time allocated to one-time custom design, positions Giantek for even more effective product development in the future.

Giantek believes its engineering capability and experience are unparalleled among its competitors and its product development capability will continue to be a very important factor in its market position.

MANUFACTURING  AND  TECHNICAL  CONTRACTING

As a vertically-integrated manufacturer of display systems, Giantek performs most sub-assembly and substantially all final assembly of its products. Giantek also serves as a technical contractor for customers who desire custom hardware design, custom software development or specific site support.

MANUFACTURING  OPERATIONS

Giantek's manufacturing operations include component manufacturing (printed circuit boards and pixel assembly) and system manufacturing (metal fabrication, electronic assembly, sub-assembly and final assembly). Manufacturing and assembly is performed at our factory located just outside of Taipei, Taiwan. Giantek augments its production capacity which provides it with increased capacity with the use of outside subcontractors, primarily for metal fabrication and loading printed circuit boards.

Giantek uses a modular approach for manufacturing its displays. Standard product modules are designed and built to be used in a variety of different products. This modular approach reduces parts inventory and improves manufacturing efficiency. Giantek inventories finished goods of smaller, standard products and builds to order larger, seasonal and custom products. It designs product modules so that a custom product may include a significant percentage of standard products to maximize reliability and ease of service. Certain components used in our products are currently available from a limited number of sources. To reduce our inventories and enhance product quality, Giantek elects to purchase certain components from a limited number of suppliers who are willing to provide components on an "as needed" basis. From time to time, Giantek enters into pricing agreements or purchasing contracts under which it agrees to purchase a minimum amount of product in exchange for guaranteed price terms over the course of the contract, which generally do not exceed one year. Through Giantek's "total quality management" and "just-in-time" methods of scheduling and manufacturing, production employees work as teams to ensure quality and timely delivery while minimizing excess inventories. Giantek's order entry, production and customer service functions are also computerized to facilitate communication throughout the entire sales, design, production and delivery process.

TECHNICAL  CONTRACTING

Giantek serves as a technical contractor for larger display system installations that require custom designs and innovative product solutions. The purchase of state of the art display systems for Olympic venues and other large installations typically involves competitive proposals by Giantek and its competitors. As a part of our response to a proposal request, Giantek may suggest additional products or features to assist the prospective customer in analyzing the optimal type of computer-programmable information display system. If requested by a customer or if necessary to help secure a bid, Giantek will include as a part of its contract proposal the work necessary to prepare the site and install the display system. In such cases, Giantek may serve as the general contractor and retain subcontractors. With each custom order, Giantek forms a project team to assure that the project is completed to the customer's satisfaction. Key members of a project team include a project manager, sales person, mechanical design team, electronics and software team, manufacturing team, animation programmer, installation supervisor and an executive officer.

BACKLOG

The Company does not currently have a significant backlog of customer sales agreements or purchase orders that we expect to fill within the next 12 months. Part of our future success will be growing a backlog of customer orders in order to ensure maximum efficiencies and consistent sales volume. Because sales agreements and purchase orders are typically subject to cancellation or delay by customers with limited or no penalty, the fact that we would grow our backlog would not be necessarily indicative of future net sales or net income. While orders for certain products may be shipped within 90 days, other orders may take longer depending on the size and complexity of the display.

COMPETITION

The computer-programmable information display industry is highly fragmented and characterized by intense competition in certain markets. There are a number of established manufacturers of competing products who may have greater market penetration in certain market niches or greater financial, marketing and other resources than Giantek. Because a customer's budget for the purchase of a computer-programmable information display is often part of that customer's advertising budget, Giantek may also compete with other forms of advertising, such as television, print media or fixed display signs. Competitors might also attempt to copy Giantek's products or product features.

Many of the Giantek's competitors compete in only one or a few of the market niches served by us. There are generally more competitors in markets that require less complicated information display systems, such as the high school scoreboard market and the commercial market for time and temperature or message displays used by banks and small retail stores. As the needs of a customer increase and the display systems become more complex, there are fewer competitors. Nevertheless, competition may be intense even within markets that require more complex display systems.

Giantek competes based on its broad range of products and features, advanced technology, prompt delivery, and reliable and readily available customer service. Giantek also strives to provide cost effective products and solutions for its customers. Contrary to the Giantek's focus on technologically advanced products and customer support, certain companies compete in some markets by providing lower cost display systems which, in our belief, are of a lesser quality with lower product performance or customer support. If a customer focuses principally on price, Giantek is less likely to obtain the sale. To remain competitive, Giantek must continue to enhance its existing products, introduce new products and product features, and provide customers cost effective solutions to their scoring or display needs.

GOVERNMENT  AND  OTHER  REGULATION

In the United States and other countries, various laws and regulations restrict the installation of outdoor signs and computer-programmable information displays. These regulations may impose greater restrictions on computer-programmable information displays due to alleged concerns over aesthetics or driver safety if a "moving" display is located near a road or highway. These factors may prevent Giantek from selling products to some prospective customers.

Giantek's printed circuit board manufacturing operations use certain chemical processes that are subject to various environmental rules and regulations. Giantek's manufacturing operations must also meet various safety related rules and regulations. Giantek believes it is in material compliance with all applicable governmental laws and regulations. Since our primary manufacturing operation are located outside the United States, we believe these factors to have little or no impact on our business.

EMPLOYEES

Giantek currently employs approximately 35 full time employees and 10 part time and temporary employees. Of these employees, approximately 22 were in manufacturing, 6 in sales, marketing and customer service, 3 in engineering, and 4 in administration. None of Giantek's employees is represented by a collective bargaining agreement. We believe our employee relations are good. The Board of Directors has agreed to provide Giantek employees with 100,000 shares of common stock over the next two years for their services.

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



LAB ON A CHIP DEVELOPMENT DISCONTINUED
--------------------------------------

During the first quarter of 2002, the Company announced that it was seeking development of 'Lab on a Chip' technology. Lab on a Chip is a prototype testing device that can perform laboratory functions such as air, water or blood testing from a small desktop device which produces real-time data results. The company was not producing the technology 'in-house' as part of its normal operations, but rather was seeking licensing and production rights from an unrelated third party. As of the date of this report, the Company has suspended development in this area to remain focused in its core businesses. The Company did not incur any material expenses relating to the Lab on a Chip developments.

RESULTS  OF  OPERATIONS
-----------------------

Net  Loss

The Company had a net loss of $98,455, or $.01 per common share, for the three months ended June 30, 2002, versus a net loss of $6,352, or $.01 for the same period ended June 30, 2001. The Company had a net loss of $112,292, or $.01 per common share for the six months ended June 30, 2002 versus a net loss of $49,658, or $.01 for the same period ended June 30, 2001. The change in net loss from the prior year was primarily due to $85,675 in non-cash expenses related to stock issued for professional services.

In accordance with the purchase method of accounting and the principles of consolidation, future periods will include results of operations from our recently acquired subsidiary, Giantek Technology Corporation.

Sales

We did not have revenues for the second quarter of the year, as there were no construction contracts initiated and no consulting services performed. We had no revenues from contract sales in the comparable period last year. This was primarily due to us seeking out larger properties to develop in our local area. However, we have not succeeded in locating any new projects. We do not expect to have additional contract revenues until late in 2002.

Expenses

Operating expenses for the three months ended June 30, 2002 increased $92,103 to $98,455. In comparison with the three month period ended June 30, 2001, travel expense and office increased $3,710. Professional fees increased to $85,675 in connection with stock issued for professional services. The Company issued 250,000 of its common stock which were valued at the date of issuance, or $.80 per share, yielding an aggregate amount of $187,500. This amount will be amortized equally over the four quarters for which the contract covers and ends on March 31, 2003. The difference of $140,625 is included under prepaid expenses in the accompanying balance sheet.

Liquidity  and  Capital  Resources

On June 30, 2002, the Company had cash of $43,578 and $558,547 in working capital. This compares with cash of $8,327 and working capital of $7,029 at June 30, 2001. The change in working capital was due primarily to the acquisition and consolidation of our new subsidiary, Giantek Technology Corporation.

Net cash flows used in operating activities was $23,617 for the three months ended June 30, 2002 as compared with net cash used in operating activities of $36,618 for the period ended June 30, 2001. The decrease in cash used in operations was primarily attributable to the $85,675 in stock issued for services, partially offset by the increase in net loss for the current quarter as compared to the prior year's quarter.

Net cash flows provided by investing activities was $43,476 for the three months ended June 30, 2002 as compared with $0 in the comparable period in 2001. The change in cash provided by investing activities was the net cash position acquired in the Giantek Technology Corporation share exchange.

Net cash flows provided by financing activities was $12,500 for the three months ended June 30, 2002 as compared with $216 in the comparable period in 2001. The cash flows provided by financing activities were attributable to a loan for our President, Mr. Duane Bennett in the amount of $12,500 during the second quarter.

A shareholder loan in the amount of $20,180 was payable on June 30, 2002 to Duane Bennett, President and majority shareholder. The loan is not evidenced by a written promissory note and bears simple interest at 6% per annum.

     Overall, we have funded our cash needs from inception through June 30, 2002 with a series of debt and equity transactions, primarily with Duane Bennett, our President and majority stockholder. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Our president is under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

     We will substantially rely on the existence of revenue from our combined businesses; we believe our current cash position can along with current and projected revenues or capital reserves can sustain our business for the next 12 months. However, we may need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first half of 2003 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. In addition, modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to the Company.

     On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. If necessary, we will raise needed capital through an additional stock offering. The funds raised from this offering will be used to develop our business as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans.

     Demand for our product and services depend on, among other things, market acceptance of our products and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from sales, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We operate an international display systems sales business. We also provide land development and land consulting services to various unrelated developers and builders. We plan to strengthen our position in these markets. We plan to expand our operations through our acquisition and/or development of land parcels.


PART II. OTHER INFORMATION
--------

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

During the quarter ended June 30, 2002, we issued 300,000 shares of our common stock in connection with the acquisition of 500,000 shares of Traderight Corp. The shares were valued at the date of issuance, or $.85 per share, yielding an aggregate market value of $240,000.

Also during the quarter, we issued 660,000 shares of our common stock in connection with the acquisition of sixty percent of Giantek Technology Corporation. The shares were valued at the date of issuance, or $.40 per share, yielding an aggregate market value of $264,000.

Also during the quarter, we issued 97,000 to various consultants for services rendered on behalf of our Company. The shares were valued at the date of issuance, or $.40 per share, yielding an aggregate market value of $38,800.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3. Articles of Incorporation with amendments and bylaws are incorporated by reference to Exhibit No. 1 of Form SB-2 as amended filed April 2001.

(b)  Reports  on  Form  8-K

         Form 8-K (dated July 15, 2002) was filed to disclose our acquisitions of interests in Traderight Corp and Giantek Technology Corporation.

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

                                        XENICENT, INC.
                                        --------------
                                        (Registrant)


                                        /S/Duane Bennett, President
Date:  August 14, 2002                  __________________________
                                        Duane Bennett, President