Form 10QSB
period 2002-09-30
XENICENT INC
filed 2002-11-22
CIK 1121282

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002

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





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of November 14, 2002: 10,152,000

Number of shares of preferred stock outstanding as of November 14, 2002: -0-












                           XENICENT, INC. & SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              AT SEPTEMBER 30, 2002


                                     ASSETS
                                     ------

CURRENT ASSETS
-----------------------------------------
  Cash. . . . . . . . . . . . . . . . . .  $   80,734
  Accounts receivable, net. . . . . . . .     395,111
  Inventory . . . . . . . . . . . . . . .     695,768
  Note receivable . . . . . . . . . . . .       3,759
  Prepaid expenses. . . . . . . . . . . .     116,378
  Other current assets. . . . . . . . . .      75,727
                                          ------------
  TOTAL CURRENT ASSETS. . . . . . . . . .   1,367,477
                                          ------------

PROPERTY, PLANT AND EQUIPMENT
-----------------------------------------
  Land. . . . . . . . . . . . . . . . . .     386,434
  Buildings and improvements. . . . . . .      38,495
  Machinery and equipment . . . . . . . .       4,910
  Furniture and office equipment. . . . .      43,713
  Accumulated depreciation. . . . . . . .      (4,052)
                                          ------------
  NET PROPERTY, PLANT AND EQUIPMENT . . .     469,500
                                          ------------

OTHER ASSETS
-----------------------------------------
  Investment in non-marketable securities     255,000
  Deposits. . . . . . . . . . . . . . . .      52,847
                                          ------------
  TOTAL OTHER ASSETS. . . . . . . . . . .     307,847
                                          ------------
    TOTAL ASSETS. . . . . . . . . . . . .  $2,144,824
                                          ============













    The accompanying notes are an integral part of these financial statements













                           XENICENT, INC. & SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS-CONT' (UNAUDITED)
                              AT SEPTEMBER 30, 2002


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
-----------------------------------------------------------------
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .  $  108,982
  Short-term borrowings . . . . . . . . . . . . . . . . . . . . .     588,235
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .     121,585
  Loan from stockholder . . . . . . . . . . . . . . . . . . . . .      30,290
  Due to related parties. . . . . . . . . . . . . . . . . . . . .     249,646
  Other current liabilities . . . . . . . . . . . . . . . . . . .      17,377
                                                                 -------------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .   1,116,115
                                                                 -------------

MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . .     522,774
                                                                 -------------

STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
  Preferred stock ($.001 par value, 5,000,000 shares authorized:
   none issued and outstanding) . . . . . . . . . . . . . . . . .         -0-
  Common stock ($.001 par value, 50,000,000 shares authorized:
  10,152,000 issued and outstanding at September 30, 2002). . . .      10,152
  Additional paid-in-capital. . . . . . . . . . . . . . . . . . .   1,227,390
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . . .    (731,607)
  Cumulative foreign currency translation amount. . . . . . . . .         -0-
                                                                 -------------
    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . .     505,935
                                                                 -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $2,144,824
                                                                 =============





    The accompanying notes are an integral part of these financial statements





                                XENICENT, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                   Three months ended Sept. 30, Nine months ended Sept. 30,
                                               2002         2001         2002         2001
                                     ------------------------------------------------------
REVENUE AND COST OF SALES:
--------------------------------------
  Sales. . . . . . . . . . . . . . . .  $   237,296   $      -0-   $  237,296   $      -0-
  Cost of sales. . . . . . . . . . . .     (138,410)         -0-     (138,410)         -0-
                                      --------------  -----------  ------------  ----------
    Gross Profit . . . . . . . . . . .       98,886            -       98,886            -
                                      --------------  -----------  ------------  ----------
OPERATING EXPENSES:
--------------------------------------
  Selling, general and administrative.      241,519        9,754      339,864       39,798
                                      --------------  -----------  ------------  ----------
    TOTAL EXPENSES . . . . . . . . . .      241,519        9,754      339,864       39,798
                                      --------------  -----------  ------------  ----------
      OPERATING LOSS . . . . . . . . .     (142,633)      (9,754)    (240,978)     (39,798)
                                      --------------  -----------  ------------  ----------
OTHER (EXPENSE):
--------------------------------------
  Interest income. . . . . . . . . . .          294          -0-          294          -0-
  Interest expense . . . . . . . . . .       (7,035)        (108)      (7,145)      (1,581)
  Other income (expense) . . . . . . .        2,712          -0-        2,712          -0-
                                      --------------  -----------  ------------  ----------
    TOTAL OTHER (EXPENSE). . . . . . .       (4,029)        (108)      (4,139)      (1,581)
                                      --------------  -----------  ------------  ----------
      LOSS BEFORE TAXES
      AND MINORITY INTERESTS . . . . .     (146,662)      (9,862)    (245,117)     (41,379)
                                      --------------  -----------  ------------  ----------
      INCOME TAX PROVISION . . . . . .          -0-          -0-          -0-          -0-

      NET LOSS BEFORE
      MINORITY INTERESTS . . . . . . .     (146,662)      (9,862)    (245,117)     (41,379)

      MINORITY INTERESTS . . . . . . .       10,670          -0-       10,670          -0-
                                      --------------  -----------  ------------  ----------
      NET LOSS . . . . . . . . . . . .  $  (135,992)  $   (9,862)  $ (234,447)  $  (41,379)
                                      ==============  ===========  ============  ==========
  Net loss per common share
  Basic & fully diluted. . . . . . . .  $     (0.01)  $    (0.01)  $    (0.03)  $    (0.01)
                                      ==============  ===========  ============  ==========
  Weighted average common
  shares outstanding . . . . . . . . .   10,152,000    8,832,000    9,280,667    8,832,000
                                      ==============  ===========  ============  ==========





    The accompanying notes are an integral part of these financial statements






                           XENICENT, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                            2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------
  Net loss. . . . . . . . . . . . . . . . . . . . . .  $(234,447)  $(41,379)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Minority interests. . . . . . . . . . . . . . . .     10,670        -0-
    Depreciation. . . . . . . . . . . . . . . . . . .      2,759        510
    Common stock issued for services. . . . . . . . .     85,675        -0-
    Interest accrual. . . . . . . . . . . . . . . . .        270        -0-
    (Increase )decrease in operating assets:
      Accounts receivable . . . . . . . . . . . . . .   (122,600)       -0-
      Inventory . . . . . . . . . . . . . . . . . . .     49,572        -0-
      Prepaid expenses. . . . . . . . . . . . . . . .     43,570        -0-
      Recoverable income taxes. . . . . . . . . . . .        -0-     12,700
      Deposits. . . . . . . . . . . . . . . . . . . .    (63,066)       -0-
      Other assets. . . . . . . . . . . . . . . . . .    (67,674)       -0-
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses . . . . .     38,122        -0-
                                                       ----------  ---------
      NET CASH USED IN OPERATING ACTIVITIES . . . . .   (257,149)   (28,169)
                                                       ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------------------
  Purchase of subsidiary assets net of cash . . . . .     43,476        -0-
  Other investment activities . . . . . . . . . . . .     (5,713)       -0-
                                                       ----------  ---------
      NET CASH PROVIDED BY INVESTING ACTIVITIES . . .     37,763        -0-
                                                       ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------
  Proceeds from short-term notes. . . . . . . . . . .    291,265        -0-
  Repayments on notes payable . . . . . . . . . . . .    (37,884)       -0-
  Proceeds from stockholder loans . . . . . . . . . .     35,520        324
                                                       ----------  ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES . . .    288,901        324
                                                       ----------  ---------

      NET INCREASE (DECREASE) IN CASH AND . . . . . .     69,515    (27,845)
      CASH EQUIVALENTS
                                                       ----------  ---------
CASH AND CASH EQUIVALENTS:
-----------------------------------------------------
      Beginning of year . . . . . . . . . . . . . . .     11,219     44,729
      End of period . . . . . . . . . . . . . . . . .  $  80,734   $ 16,884
                                                       ==========  =========

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
-----------------------------------------------------
FINANCING INFORMATION:
-----------------------------------------------------
  Common stock issued in connection with acquisitions  $ 519,000   $    -0-
                                                       ==========  =========
  Common stock issued for services. . . . . . . . . .  $ 226,300   $    -0-
                                                       ==========  =========



    The accompanying notes are an integral part of these financial statements





                           XENICENT, INC. & SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2002 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2002, the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The results for the period ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002. This report should be read in conjunction with the annual report on Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2 - INVESTMENTS

In June 2002, the Company acquired 500,000 shares of the common stock of Traderight Corp., a licensed securities broker-dealer located in Boca Raton, Florida in exchange for 300,000 shares of the Company's common stock. The stock was valued at the market price on date of issuance, or $.85 per share, yielding an aggregate market value of $255,000.

NOTE 3 - ACQUISITION

In June 2002, the Company acquired sixty percent of the common stock of Giantek Technology Corporation, a Taiwanese corporation. The Company issued 660,000 shares of its common stock in payment for the acquisition. The stock was valued at the market price on the date of issuance, or $.40 per share, yielding an aggregate market value of $264,000. The Company also agreed to provide $750,000 in funding to Giantek Technology Corporation to develop products and expand it marketing efforts. In addition, 100,000 shares of the Company's common stock will be issued for employees of Giantek for services over the next two years. The expense of the services will be charged to operations when the services are rendered.








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


RESULTS  OF  OPERATIONS
-----------------------

Net  Loss

The Company had a net loss of $135,992, or $.01 per common share, for the three months ended September 30, 2002, versus a net loss of $9,862, or $.01 for the same period ended September 30, 2001. The Company had a net loss of $234,447, or $.03 per common share for the nine months ended September 30, 2002 versus a net loss of $41,379, or $.01 for the same period ended September 30, 2001. The change in net loss from the prior year was primarily due to $85,675 in non-cash expenses related to stock issued for professional services and the $26,500 in operating losses from our subsidiary, Giantek Technology Corp.

Sales

Sales for the three and nine months ended September 30, 2002 were $237,296 which were exclusively from the sales of LED display systems from Giantek Technology Corp. We did not have any sales during the 2001 periods. Sales were primarily from unrelated international entities. We are currently training a sales team of several consultants in the United States to increase of domestic sales.

Expenses

Operating expenses for the three months ended September 30, 2002 increased to $241,519 from $9,754 in the same period in 2001. In comparison with the three month period ended September 30, 2001, travel expense and office increased $3,710. Professional fees increased to $85,675 in connection with stock issued for professional services. The Company issued 250,000 of its common stock for payment of these services which were valued at the date of issuance, or $.80 per share, yielding an aggregate amount of $187,500. This amount will be amortized equally over the three quarters for which the contract covers and ends on December 31, 2002. The difference of $70,312 is included under prepaid expenses in the accompanying balance sheet.

Liquidity  and  Capital  Resources

On September 30, 2002, the Company had cash of $80,734 and $251,362 in working capital. This compares with cash of $16,884 and working capital of $11,050 at September 30, 2001. The change in working capital was due primarily to the acquisition and consolidation of our new subsidiary, Giantek Technology Corporation.

Net cash flows used in operating activities were $257,149 for the nine months ended September 30, 2002 as compared with net cash used in operating activities of $28,169 for the period ended September 30, 2001. The decrease in cash used in operations was primarily attributable to the net loss for the current quarter as compared to the prior year's quarter, partially offset by the $85,675 in stock issued for services.

Net cash flows provided by investing activities was $37,763 for the nine months ended September 30, 2002 as compared with $0 in the comparable period in 2001. The change in cash provided by investing activities was primarily the net cash position acquired in the Giantek Technology Corporation share exchange.

Net cash flows provided by financing activities was $288,901 for the nine months ended September 30, 2002 as compared with $324 in the comparable period in 2001. The cash flows provided by financing activities were attributable to $35,520 in loans from our President, Mr. Duane Bennett and $291,265 in short-term notes to finance materials purchases that will be used in our products.

A shareholder loan to Duane Bennett, President and majority shareholder is not evidenced by a written promissory note and bears simple interest at 6% per annum.

     Overall, we have funded our cash needs from inception through September 30, 2002 with a series of debt and equity transactions, primarily with Duane Bennett, our President and majority stockholder. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Our president is under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

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



ITEM  3.     CONTROLS  AND  PROCEDURES
--------

(a) On September 30, 2002, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.


PART II. OTHER INFORMATION
--------

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3. Articles of Incorporation with amendments and bylaws are incorporated by reference to Exhibit No. 1 of Form SB-2 as amended filed April 2001. 99 Certification of Chief Executive Officer


(b)  Reports  on  Form  8-K

          None.





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

                                        XENICENT, INC.
                                        --------------
                                        (Registrant)


                                        /S/Duane Bennett, President
Date:  November 14, 2002                __________________________
                                        Duane Bennett, President