Form 10KSB
period 2002-12-31
XENICENT INC
filed 2003-05-14
CIK 1121282

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 333-52472
---------------------------------

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


                P.O. Box 243, Chimney Rock, North Carolina 28720
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (828) 625-2666
                                 --------------
                           (Issuer's telephone number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [X]

State issuer's net revenues for its most recent fiscal year: $639,890

As of May 12, 2003 there were 10,232,000 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($.12) reported by brokers), held by non-affiliates was approximately $1,227,840. Transitional Small Business Disclosure Format (check one): Yes [ ] No[X]

Number of shares of common stock outstanding as of May 12, 2003: 10,232,000

Number of shares of preferred stock outstanding as of May 12, 2003: -0-












                The rest of this page is left intentionally blank
                -------------------------------------------------


















                                     PART I
                                     ------

Item 1. Business

GENERAL DESCRIPTION OF BUSINESS
-------------------------------

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

MARKETING AND SALES

     Giantek's display systems have been sold throughout the United States and in more than 15 countries. Its products are marketed and sold worldwide through a combination of direct sales personnel and independent resellers. In the United States and eastern Canada, Giantek utilizes primarily a direct sales force for convention centers, transportation and other commercial entities. In the smaller venues, primarily retail and similar facilities, as well as commercial facilities, Giantek utilizes a combination of direct sales staff and resellers.

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

REPORTS  TO  SECURITY  HOLDERS.

     We file quarterly, annual and other reports with the Securities and Exchange Commission. Our annual report contains the required audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

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

Item 2. Properties

     Xenicent maintains offices in the United States and Taiwan. The domestic address is P.O. Box 243, Chimney Rock, North Carolina 28720. Our primary offices in Taipei, Taiwan are located at No. 52 Po-Ai Road, 7th Floor, Taipei, Taiwan, R.O.C. We occupy over 10,000 square feet of administrative and manufacturing space. The building and land are owned by Giantek and there are no separate rental agreements. We believe that we currently have sufficient space and computer systems to carry on our operations for the foreseeable future.

Item  3.  Legal  Proceedings

     The Company is not a party to any legal proceedings, nor, to the best of its knowledge, is any such proceedings threatened or contemplated.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No  matter  was  submitted  to  a  vote  during  the  fourth  quarter.









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


     STOCK QUOTATIONS*

      CLOSING BID


Period: . . . . . .  High   Low
-------------------------------------
7/1/01 to 9/30/01*.  $2.50  $0.16
10/1/01 to 12/31/01  $2.05  $1.30
1/1/02 to 3/31/02 .  $1.20  $ .92
4/1/02 to 6/30/02 .  $ .90  $ .30
7/1/02 to 9/30/02 .  $ .39  $ .14
10/1/02 to 12/31/02  $ .50  $ .10



* Xenicent's common stock had not traded before the third calendar quarter of 2001.

(b)  Holders.

     The approximate number of record holders of Xenicent's securities as of the date of this report is approximately 175.

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








Item  6.  Management's  Discussion  and  Analysis


Selected Financial Data
-----------------------

For  the  year  ended  December  31,  2002  and  2001.


                                   2002       2001
                             -----------  ---------

  Revenues. . . . . . . . .  $  639,890   $ 19,699

  Net Loss. . . . . . . . .    (538,700)   (59,664)
  Net Loss per Common Share        (.06)      (.01)
  Weighted Average Common
   Shares Outstanding . . .   9,501,000  8,833,083





At December 31, 2002 and 2001


                               2002     2001
                           --------  -------

  Total Assets. . . . . .  $943,480  $16,439
  Working Capital Deficit   140,310    8,919
  Shareholders' Equity. .   115,514    8,919



No  dividends  have  been  declared  or  paid  during  the  period  presented.

Results of Operations
---------------------

     For the years ended December 31, 2002 and 2001.

Sales.

          LED Display System sales. Sales relating to Giantek for the year ended December 31, 2002 were $639,890 which represents sales from July 1, 2003 (acquisition date) through December 31, 2003. All sales were from manufacturing and installations of our LED display systems.

          Land Consulting Services. Revenues of $19,699 for the 2001 period were derived from construction related consulting activities. We typically perform the following services during our consulting engagements:
     Locate property for investment and development.
     Gain appropriate zoning approval.
     Assist in scheduling contractors to complete property improvements.
     Assist in planning the development; and
     Assist in surveying and mapping of the property.

          All  revenues  were  from  unrelated  third  parties.

Cost of Sales.

     The cost of sales in for the year ended December 31, 2002 was $515,923 which consisted of material, labor and other direct expenses associated with the manufacturing and installations of our LED Display Systems. There were no cost of sales amounts for 2001 as revenues were from our consulting services.

          We expect cost of sales as a percentage of sales to decrease as we pursue larger development projects that yield lower margins, on a percentage basis. However, we expect this to be somewhat offset by the strong real estate market in the North Carolina area.

Expenses.

          Total expenses for the year ended December 31, 2002 were $507,960 as compared to $77,782 over the same period in 2001. This represented an increase of $430,178. The increase in total expenses was primarily due to selling, general and administrative expenses from Giantek and common stock issued for services during the year, which were $233,555 and $144,500, respectively.

          We expect increases in expenses through the year 2003 as the Company moves toward new developments in its business plan.

Income  Taxes

          The Company did not have any material income tax expense during 2002. At December 31, 2002, we had deferred tax assets of $204,096 resulting from temporary tax differences and net operating losses. The deferred tax credit was reduced by a valuation allowance of the same amount

Income/ Losses.

          Net loss for the year ended December 31, 2002 was $538,700 as compared to a net loss of $59,664 over the same period in 2001. The losses were primarily attributable top the loss from Giantek and for non-cash expenses associated with issuing stock for services. Due to an increase in our level of sales and orders as of May 12, 2003, we expect to achieve profitability in 2003 and have positive cash flows from operations. However, there can be no assurance that our forecasts will be met.

Impact  of  Inflation.

We believe that inflation has had a negligible effect on operations over the past three years. We believe that it can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity  and  Capital  Resources.

          Cash flows generated by operations were a negative $268,927 for the year ended December 31, 2002 as compared with a negative $33,834 in the same period in 2001. Negative cash flows from operation in 2002 were primarily attributable to our loss from operations, partially offset by the $189,650 from common stock issued for services and $144,500 from an inventory write-down.

          Cash flows from investing activities for 2002 were a positive $112,351, which included the purchase of subsidiaries assets of $42,759, a loss on impairment of an asset of $179,000, partially offset by acquisitions of property plant and equipment of $109,408.

          Cash flows generated from financing activities were $309,682 for the year ended December 31, 2002 as compared with $324 cash used in financing activities over the same period in 2001. This cash provided in 2002 was primarily attributable to $321,370 in proceeds short-term notes which are secured by land and the building owned by Giantek and bear variable interest between 6.8% and 7.45% per annum. Proceeds and repayment on stockholder loans were related to transactions for the period with Duane Bennett, our President. Mr. Bennett's stockholder loan is unsecured, due on demand and bears interest at 6% per annum. The stockholder loan balance was $41,459 at December 31, 2002.

          Overall, we have funded our cash needs from inception through December 31, 2002 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

          We had cash on hand of $120,970 and a working capital deficit of $140,310 as of December 31, 2002. As of December 31, 2001, we had cash on hand of $11,219 and working capital of $8,919. We will substantially rely on the existence of revenue from our led display system manufacturing and sales businesses; however, we have no current or projected revenues or capital reserves that will sustain our business for the next 12 months. If the projected revenues fall short of needed capital we will not be able to sustain our capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first half of 2003 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $150,000 to sustain operation through year 2003 and approximately $200,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to the Company.



          On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering increasing our domestic marketing efforts in 2003. Our current capital and revenues are insufficient to fund such development. If we choose to launch such a campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. The funds raised from this offering will be used to acquire and develop marketing slots as well as train personnel an contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:
     Decrease  our  planned  marketing  efforts
     Seek additional manufacturing projects, which are less capital intensive, in lieu of larger contract projects, or Seek projects that are outside our immediate area, which may offer less profit potential.

          Demand for the our products and services will be dependent on, among other things, market acceptance of our products, the advertising market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from led display systems, our business operations may be adversely affected by our competitors and prolonged recession periods.

     Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We primarily operate an international manufacturing and sales company that produces led display systems. We also provide land development consulting services to various unrelated developers and builders. We plan to strengthen our position in these markets.

Going  Concern.

     As indicated in our accompanying financial statement, our independent auditors have expressed doubt as to whether we can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues and obtaining new capital. Management has enacted the following plan: (1) hire and train a U.S. sales force to increase domestic sales, and (2) resolve its liquidity problems, principally through increasing Giantek's U.S. sales and secondly through debt or equity capital raising.


Item  7.  Financial  Statements


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors and Shareholders of Xenicent, Inc. and subsidiary


We have audited the accompanying consolidated balance sheet of Xenicent, Inc. & subsidiary as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xenicent, Inc. & subsidiary as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B, notes to the consolidated financial statements, the Company has suffered recurring losses, has yet to generate an internal cash flow, has not provided capital or a sales forces to its subsidiary which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.


Perrella & Associates, P.A.
Pompano Beach, Florida
April 14, 2003 except for Notes B and C
 which is as of May 7, 2003






                           XENICENT, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  120,970
  Accounts receivable, net. . . . . . . . . . . . . . . . .     290,526
  Inventory . . . . . . . . . . . . . . . . . . . . . . . .     490,586
  Note receivable . . . . . . . . . . . . . . . . . . . . .       2,880
  Other current assets. . . . . . . . . . . . . . . . . . .      38,518
                                                           ------------
  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . .     943,480
                                                           ------------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, net of accumulated
    depreciation of $11,757 . . . . . . . . . . . . . . . .     579,234
                                                           ------------
OTHER ASSETS:
  Investment in non-marketable securities, net of allowance
    net of allowance of $179,000. . . . . . . . . . . . . .      76,000
  Other assets. . . . . . . . . . . . . . . . . . . . . . .      49,726
                                                             ----------
  TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . . .     125,726
                                                             ----------
    TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $1,648,440
                                                             ==========










    The accompanying notes are an integral part of these financial statements








                           XENICENT, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings . . . . . . . . . . . . . . . . . . . . .  $   613,440
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .       83,144
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .       65,298
  Loan payable to stockholder . . . . . . . . . . . . . . . . . .       41,459
  Due to related parties. . . . . . . . . . . . . . . . . . . . .      211,881
  Other current liabilities . . . . . . . . . . . . . . . . . . .       68,568
                                                                 --------------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .    1,083,790
                                                                 --------------

MINORITY INTEREST IN SUBSIDIARY . . . . . . . . . . . . . . . . .      449,136
                                                                 --------------

STOCKHOLDERS' EQUITY:
  Preferred stock ($.001 par value, 5,000,000 shares authorized:
  none issued and outstanding). . . . . . . . . . . . . . . . . .          -0-
  Common stock ($.001 par value, 50,000,000 shares authorized:
  10,182,000 issued and outstanding). . . . . . . . . . . . . . .       10,182
  Additional paid-in-capital. . . . . . . . . . . . . . . . . . .    1,170,710
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . . .   (1,022,023)
  Accumulated other comprehensive loss, foreign currency
  translation adjustment. . . . . . . . . . . . . . . . . . . . .      (43,355)
                                                                 --------------
    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . .      115,514
                                                                 --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $ 1,648,440
                                                                 ==============

















    The accompanying notes are an integral part of these financial statements



                           XENICENT, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                              2002         2001
REVENUE AND COST OF SALES:
  Sales. . . . . . . . . . . . . . . .  $  639,890   $   19,699
  Cost of sales. . . . . . . . . . . .    (515,923)         -0-
                                      -------------  -----------
    Gross Profit . . . . . . . . . . .     123,967       19,699
                                      -------------  -----------
OPERATING EXPENSES:
  Selling, general and administrative.     507,960       77,782
                                      -------------  -----------
    TOTAL EXPENSES . . . . . . . . . .     507,960       77,782
                                      -------------  -----------
      OPERATING LOSS . . . . . . . . .    (383,993)     (58,083)
                                      -------------  -----------
OTHER  INCOME (EXPENSE):
  Interest income. . . . . . . . . . .         652          -0-
  Interest expense . . . . . . . . . .     (20,313)      (1,581)
  Foreign exchange adjustment. . . . .         101          -0-
  Loss from asset impairment of
    non-marketable securities. . . . .    (179,000)
  Other income (expense) . . . . . . .     (31,571)         -0-
                                      -------------  -----------
    TOTAL OTHER (EXPENSE). . . . . . .    (230,131)      (1,581)
                                      -------------  -----------
      NET LOSS BEFORE
        MINORITY INTEREST. . . . . . .    (614,124)     (59,664)
                                      -------------  -----------
      MINORITY INTEREST IN
        LOSS  OF SUBSIDIARY. . . . . .      75,424          -0-
                                      -------------  -----------
      NET LOSS . . . . . . . . . . . .  $ (538,700)  $  (59,664)
                                      =============  ===========
  Net loss per common share
  Basic & fully diluted. . . . . . . .  $    (0.06)  $    (0.01)
                                      =============  ===========
  Weighted average common
  shares outstanding . . . . . . . . .   9,501,000    8,833,083
                                      =============  ===========







    The accompanying notes are an integral part of these financial statements






                                   XENICENT, INC. & SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                     Common     Additional             Accumulated
                                        Common        Stock     Paid-in      Retained  other comprehen-
                                        Shares      $.001 Par   Capital     (Deficit)  sive loss
                                      ----------------------------------------------------------
Balances, January 1, 2001. . . . . . .   8,832,000  $ 8,832  $  468,460  $  (423,659)  $    -0-

Issuances of common stock for services      13,000       13      14,937          -0-        -0-

Net loss . . . . . . . . . . . . . . .         -0-      -0-         -0-      (59,664)       -0-
                                      ----------------------------------------------------------
Balances, December 31, 2001. . . . . .   8,845,000  $ 8,845  $  483,397  $  (483,323)  $    -0-

Stock issued for services received . .     427,000      427     189,223          -0-        -0-

Stock issued in connection with
acquisitions . . . . . . . . . . . . .     910,000      910     498,090          -0-        -0-

Foreign currency adjustment. . . . . .         -0-      -0-         -0-          -0-    (43,355)

Net loss . . . . . . . . . . . . . . .         -0-      -0-         -0-     (538,700)       -0-
                                      ----------------------------------------------------------
Balances, December 31, 2002. . . . . .  10,182,000  $10,182  $1,170,710  $(1,022,023)  $(43,355)
                                      ==========================================================






    The accompanying notes are an integral part of these financial statements











                           XENICENT, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                              2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES:                   -----------  ---------
  Net loss. . . . . . . . . . . . . . . . . . . . . . .  $(538,700)  $(59,664)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Minority interests. . . . . . . . . . . . . . . . .    (75,424)         -
    Depreciation. . . . . . . . . . . . . . . . . . . .      7,677        680
    Common stock issued for services. . . . . . . . . .    189,650     14,950
    Loss on inventory valuation . . . . . . . . . . . .    144,500          -
    (Increase )decrease in operating assets:
      Accounts receivable . . . . . . . . . . . . . . .    (22,511)         -
      Inventory . . . . . . . . . . . . . . . . . . . .        447          -
      Other current assets. . . . . . . . . . . . . . .    (10,735)    (2,500)
      Recoverable income taxes. . . . . . . . . . . . .          -     12,700
      Other assets. . . . . . . . . . . . . . . . . . .     64,274          -
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses . . . . . .    (74,630)         -
      Other current liabilities . . . . . . . . . . . .     46,525          -
                                                         ----------  ---------
      NET CASH USED IN OPERATING ACTIVITIES . . . . . .   (268,927)   (33,834)
                                                         ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of subsidiary assets . . . . . . . . . . . .     42,759          -
  Loss from asset impairment of non-marketable security    179,000
  Acquisitions of property, plant and equipment . . . .   (109,408)         -
                                                         ----------  ---------
      NET CASH USED IN INVESTING ACTIVITIES . . . . . .    112,351          -
                                                         ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term notes. . . . . . . . . . . .    321,370          -
  Proceeds from notes payable . . . . . . . . . . . . .        824          -
  Repayments on related party loans . . . . . . . . . .    (46,451)         -
  Proceeds from stockholder loans . . . . . . . . . . .     33,939        324
                                                         ----------  ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES . . . .    309,682        324
                                                         ----------

  Effect of exchange rate changes on cash . . . . . . .    (43,355)         -


      NET INCREASE (DECREASE) IN CASH AND . . . . . . .    109,751    (33,510)
      CASH EQUIVALENTS
                                                         ----------  ---------
CASH AND CASH EQUIVALENTS:
      Beginning of year . . . . . . . . . . . . . . . .     11,219     44,729

      End of period . . . . . . . . . . . . . . . . . .  $ 120,970   $ 11,219
                                                         ----------  ---------

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
  INVESTING  INFORMATION:
  Common stock issued in connection with acquisitions .  $ 499,000   $    -0-
                                                         ----------  ---------





    The accompanying notes are an integral part of these financial statements









                           XENICENT, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization  - Xenicent, Inc. (the "Company"), a holding company, was organized
------------
under  the  laws  of  the  State  of  North  Carolina  on  July  20,  1996.

In 2002, the Company purchased sixty percent of Giantek Technology Corporation, ("Giantek"), a corporation formed according to the laws of the Republic of China. All intercompany transactions and accounts have been eliminated in consolidation.

The Company, through its subsidiary Giantek, is engaged in designing, manufacturing and selling computer software, hardware and peripheral equipment. More specifically, Giantek provides light emitting diode (LED) display systems to commercial and governmental entities worldwide.

Cash  and  Cash  Equivalents  - For purposes of the Statement of Cash Flows, the
----------------------------
Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories  -  Inventories  are stated at the lower of cost or market.  Cost is
-----------
determined by the moving weighted-average method; while market is based on net realizable value for finished goods and merchandise and replacement cost for other inventory items.

Property,  Plant and Equipment - Property, plant and equipment is stated at cost
------------------------------
less accumulated depreciation. Expenditures that would increase the value or extend the useful life of property, plant and equipment are capitalized. Depreciation is provided on a straight-line basis over the estimated useful life of the assets.

Impairment of Long-Lived Assets -The Company evaluates the recoverability of its
-------------------------------
property and equipment and other assets in accordance with Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on January 1, 2002. No impairments were recognized during the year ended December 31, 2002



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Foreign  Currency  Translation  -  The  Company's  non-U.S.  operation  uses its
------------------------------
respective local currency. The effects of translating the financial position and results of operations of the foreign currency into U.S. dollars is $43,516 as of December 31, 2002, and is included as accumulated other comprehensive income, a separate component of Stockholders' Equity.

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

Recent  Accounting  Pronouncements   -  In  June  2001, the Financial Accounting
----------------------------------
Standards Board issued Statement of Financial Accounting Standards (SFAS) No.143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

In April of 2002, Statement of Financial Accounting Standards (SFAS) No. 145 was issued, which rescinded SFAS Statements No. 4, 44 and 64, amended No. 13 and contained technical corrections. As a result of SFAS 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company does not expect SFAS No. 145 to have a material effect on its financial condition or cash flows.

In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS 146 to have an impact its financial statements once adopted on January 1, 2003.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of
Indebtedness of Others", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

NOTE  B  -  ACQUISITIONS
------------------------

On June 27, 2002, the Company acquired sixty percent (60%) of Giantek Technology Corporation, a corporation formed under the laws of the Republic of China that manufactures light emitting diode (LED) display systems. The Company issued 610,000 shares of it common stock in exchange for the 60% interest in Giantek's assets. A summary of the costs of the acquisition is as follows:

     Common  stock  issued                         $   244,000
     Assumption  of  Giantek  liabilities              794,692
                                                  ------------
                                                  $  1,038,692
                                                  ============




NOTE  B  -  ACQUISITIONS  (CONTINUED)
-------------------------------------

The transaction was accounted for as a purchase. Accordingly, the assets were allocated as follows:

     Cash                                   $     42,759
     Inventories                                 635,533
     Accounts  Receivable                        268,015
     Property,  Plant  &  equipment              474,783
     Other  Assets                               142,162
     Less  Minority  Interest               (    524,560)
                                            -------------
                                            $  1,038,692
                                            =============


The following pro forma results of operations (unaudited) which follow, assume that the Giantek acquisition of assets and business had occurred at the beginning of each year presented. The per share data reflects the shares issued in connection with the acquisition.

                                              2002           2001
                                              ----           ----

     Revenue                              $  1,063,797     $  1,873,947

     Net  Income  (loss)  after
     minority  interest                   $   (412,112)    $    101,529

     Net  Income  (loss)  per  share      $      (0.04)    $       0.01


These pro forma operations may not be indicative of the results that actually would have occurred if the purchase had been in effect at the beginning of the periods, or of results which may be obtained in the future.

Pursuant to the share exchange agreement, dated June 27, 2002 and the modification to the share exchange agreement, dated May 5, 2003, with Giantek, the Company has agreed to provide $750,000 to Giantek for expansion of its manufacturing operations. The performance date for this capital contribution is by November 30, 2003. To date, the Company has not provided the capital to Giantek Technology Corporation. The Company is also required to provide a sales forces of up to $250,000 in value to assist Giantek in marketing its products in the United States market.

In addition, the Company guarantees that the combined value of Giantek's 600,000 shares issued and outstanding will reach a minimum value of $4,500,000 within a 24 month period from the time Giantek receives its first capital contribution. Such guaranty is effective as long as Giantek reaches minimum sales goals during 2004 of $7,000,000 and net income of $1,000,000.


NOTE  B  -  ACQUISITIONS  (CONTINUED)
-------------------------------------

In the event that the guaranteed minimum value for Giantek's shares is not met within the said 24 month period, the Company agrees to either 1) pay in cash or stock to the minority shareholders, and any difference between the actual and guaranteed value measured as of the end of such 24 month period or 2) return the Giantek shares to the minority shareholders and the minority shareholders keep the Company's stock issued and any capital contributions received in connection with the agreement.

On June 3, 2002, the Company entered into a Share Exchange Agreement with Traderight Corporation ("Traderight"), a Florida corporation, to acquire 500,000 shares of Traderight stock in exchange for 300,000 shares of Xenicent's common stock. Xenicent's stock was trading at $0.85 per share on the date of acquisition therefore, the cost basis for this investment is $255,000. The investment was made in anticipation that Traderight would offer its stock to the public in an initial public offering during 2003. The certainty of this offering of Traderight stock is not determinable by the Company. As a result, an impairment of the asset value has been recorded in the amount of $179,000 at December 31, 2002.

NOTE  C  -  GOING  CONCERN  AND  UNCERTAINTY
--------------------------------------------

The Company experienced losses of $538,700 and $59,664 during 2002 and 2001, respectively, and had a net working capital deficiency of $140,310 as of December 31, 2002. The Company has no operations other than the operations of Giantek, its sixty percent (60%) owned subsidiary. As of the date of this report, the Company has not provided the $750,000 in operating capital and the $250,000 for a sales force as described in Note B. Additionally, should the Company's stock not increase to a stated value 24 months after the capital contributions are made, the agreement with Giantek may be abrogated and the Company will have no operations.

These factors raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these matters encompass the following actions:

The Company intends to hire a United States sales force to market Giantek products and services in an attempt to increase revenues. The Company also intends to pursue equity capital or debt funding.

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by commencing United States sales of Giantek products. However, the outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not included any adjustments that might result from the outcome of these risks and uncertainties.





NOTE D - INVENTORIES
--------------------


Inventories at December 31, 2002 consist of the following:




Materials and supplies. . . . . . . . . .  $ 400,919
Work in process . . . . . . . . . . . . .    199,281
Finished goods. . . . . . . . . . . . . .    194,983
Merchandise . . . . . . . . . . . . . . .      1,547

Subtotal. . . . . . . . . . . . . . . . .    778,586
                                          -----------
Less allowance for inventory obsolescence   (288,000)
                                          -----------
Net . . . . . . . . . . . . . . . . . . .  $ 490,586
                                          -----------





NOTE E - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------


Property, plant and equipment at December 31, 2002 are comprised of the following:



                                ACCUMULATED   CARRYING
                                COST          DEPRECIATION   VALUE
                                -------------------------------------
Land . . . . . . . . . . . . .  $    315,338  $           -  $315,338
Building and improvements. . .       110,854          1,102   109,752
Machinery and equipments . . .         3,121            645     2,476
Furniture, fixtures and office
equipment. . . . . . . . . . .       161,678         10,010   151,668
                                -------------------------------------
Total. . . . . . . . . . . . .  $    590,990  $      11,757  $579,234
                                -------------------------------------




The detail of property, plant and equipment pledged as collateral is summarized in Note E to the financial statements.

NOTE F - SHORT-TERM BORROWINGS AND PLEDGED ASSETS
-------------------------------------------------

Short-term borrowings at December 31, 2002 consist of the following:


                 INTEREST RATE          AMOUNT
                 -------------          ------

Secured loans     6.80%~7.45%          $613,440


At December 31, 2002 , land and building are pledged to secure loans from the bank.

NOTE  G  -  EQUITY
------------------

During the years ended December 31, 2002 and 2001, the Company issued 427,000 and 13,000, respectively, shares of its common stock professionals and consultants for services received. The stock was valued at the market price at the time of issuance, yielding an aggregate value of $189,650 and $14,950, respectively. Of the stock issued during the year ended December 31, 2002, $50,000 was issued to shareholders of Giantek for management services. All amounts are included under selling, general and administrative expenses in the accompanying financial statements.

During the year ended December 31, 2002, the Company issued 610,000 shares of its common stock in connection with its acquisition of 60% of Giantek. The stock was valued at the market price at the time of issuance, yielding an aggregate value of $244,000.

During the year ended December 31, 2002, the Company issued 300,000 shares of its common stock in connection with its acguisition of 500,000 shares of Traderight Corporation, a licensed securities broker-dealer. The stock was valued at the market price at the time of issuance, yielding an aggregate value of $255,000.

Subsequent to the year ended December 31, 2002, the Company issued 50,000 shares of its common stock pursuant to the 2003 compensatory plan for Giantek's. In addition, the Company's Board of Directors has authorized options to purchase 100,000 shares of the Company's common stock at $.85. However, to date no options have been issued.

NOTE H - INCOME TAXES
---------------------

Deferred income tax assets for 2002 and 2001 reflect the impact of temporary differences between assets and liabilities for financial statement and income tax purposes. The difference primarily relates to net operating losses, allowance for inventory devaluation, and investment tax credits. A valuation allowance has been recorded due to the uncertainty of realizing the net deferred tax asset.

The following are temporary differences that gave rise to deferred tax assets at December 31, 2002:



U.S. operating loss carryforward. . .  $  48,000
Foreign operations:
  Allowance for inventory devaluation     72,000
  Operating loss carryforward . . . .     76,896
  Investment tax credits and other. .      7,200
                                         204,096
                                       ----------
Less valuation allowance. . . . . . .   (204,096)
                                       ----------
                                       $       -
                                       ----------






NOTE H - INCOME TAXES (CONTINUED)
---------------------------------

The Company had available at December 31, 2002, a net operating loss carryforward from U.S. operations of $120,000 that could be applied against taxable income in subsequent years through December 31, 2016. The foreign subsidiary net loss carryforward of $307,000 is available to be applied against taxable income over five years. The tax effect of the net operating losses is approximately $125,000.

In accordance with the income tax law of the Republic of China, corporations are taxed at a rate of 25% on corporate earnings and 10% on undistributed earnings. The federal and state statutory rates are 34% and 6%, respectively, for U.S. operations.


NOTE  I  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

The loan payable to stockholder at December 31, 2002 consists of an unsecured note payable to the Company's president. The note bears interest at a rate of 6% per annum and is due on demand.

The amount due to related party at December 31, 2002 consists of an unsecured loan from an officer of Giantek for short-term working capital to fulfill purchase orders for the Company's products. The amounts due to related party are due on demand and are not interest bearing.

NOTE  J  -  SEGMENT  REPORTING
------------------------------

Sfas No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments and information concerning principal geographic areas. The Company has one business segment. The following is information concerning geographic areas:

                  Net Sales     Long-Lived
                and Revenues      Assets
               ---------------  -----------

North America:
United States        $-           $6,800

Asia:
Taiwan             639,890        572,434
               ---------------  -----------
               $   639,890     $  579,234
               ===============   ==========



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

     Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:



Name. . . . .  Age  Position
-------------  ---  ------------------------------------
Duane Bennett   42  President and Director
-------------  ---  ------------------------------------
Frank Chen. .   46  President and Director, Giantek
-------------  ---  ------------------------------------
Sofia Chen. .   43  Vice-President and Director, Giantek
-------------  ---  ------------------------------------



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

Since inception in 1986, Frank Chen has been President and Director of Giantek. Mr. Chen is responsible for all early-stage design and subsequent technology advancements of the LED display technology. Mr. Chen currently oversees all of our manufacturing and sales operations relating to the LED display system technology.

Also since inception in 1986, Sofia Chen has been Vice-President and Director of Giantek. Mrs. Chen assists Mr. Chen in his management duties as well as oversees the Giantek staff of more than 35 employees. Mrs. Chen also facilitates international sales and monetary conversions for sales of Giantek products.

Significant  Employees.
     Other  than  our  three  officers  ,  we  have  no  significant  employees.

Family  Relationships.
     Mr.  &  Mrs.  Chen  are  husband  and  wife.

Legal  Proceedings.
     No officer, director, or persons nominated for such positions and no promoter or significant employee of our Company has been involved in legal proceedings that would be material to an evaluation of our management.

There are no arrangements or understandings pursuant to which any were elected as officers.

Item  10.  Executive  Compensation

     Mr. & Mrs. Chen received 60,000 shares of common stock valued at approximately $18,000 for services rendered during 2002. Other than the aforementioned, none of our directors or officers have received any compensation from Xenicent, including salary, stock, stock options, or otherwise, and no compensation is accruing. There are no arrangements or agreements for employment, compensation, or change in control that exist with the Xenicent for either our officers or directors. All other individuals who provide services for Xenicent are considered independent contractors, and it is anticipated that this arrangement will continue for the foreseeable future.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The following tables set forth the ownership, as of May 13, 2003, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.



Security  Ownership  of  Certain  Beneficial  Owners  (1)  (2)


                                Nature of                Current %
Title of Class . . . . . . . .  Name and Address          # of Shares  Ownership  Owned
------------------------------  -----------------------  ------------  ---------  ------
                                Duane Bennett
                                P.O. Box 243
Common . . . . . . . . . . . .  Chimney Rock, NC  28720     2,000,000  Direct      19.6%
------------------------------  -----------------------  ------------  ---------  ------
                                Duane Bennett
                                P.O. Box 243
Common . . . . . . . . . . . .  Chimney Rock, NC 28720      4,000,000  Indirect    39.3%
------------------------------  -----------------------  ------------  ---------  ------
                                Sharon Bennett
                                P.O. Box 243
Common . . . . . . . . . . . .  Chimney Rock, NC  28720     2,000,000  Direct      19.6%
------------------------------  -----------------------  ------------  ---------  ------
                                Frank & Sofia Chen
                                No. 52 Po-Ai Road, 7th Floor
Common . . . . . . . . . . . .  Taipei, Taiwan R.O.C.         600,000  Direct       5.9%
------------------------------  -----------------------  ------------  ---------  ------





Security Ownership of Officers and Directors (2) .


                                   Nature of            Current %
Title of Class. . . . . . . . . .  Name and Address      # of Shares  Ownership  Owned
---------------------------------  -------------------  ------------  ---------  ------
Common. . . . . . . . . . . . . .  Duane Bennett           2,000,000  Direct     19.6 %
---------------------------------  -------------------  ------------  ---------  ------
Common. . . . . . . . . . . . . .  Duane Bennett           4,000,000  Indirect    39.3%
---------------------------------  -------------------  ------------  ---------  ------
Common. . . . . . . . . . . . . .  Frank & Sofia Chen        600,000  Direct       5.9%
---------------------------------  -------------------  ------------  ---------  ------
                                   All Officers and Directors as a
Common. . . . . . . . . . . . . .  Group (2)               6,600,000  Direct      64.8%
---------------------------------  -------------------  ------------  ---------  ------










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

(2)  The  common  shares  held  by  Frank  and  Sofia  Chen  are  owned jointly.

Item 12. Certain Relationships and Related Transactions

      On June 30, 2000, we declared a forward stock split in the form of a stock dividend in the ratio of 80,000 for 1. As a result, Mr. Bennett's 100 shares were exchanged for 8,000,000 of our common shares. Although this transaction was not negotiated at arms length, we believe that this translation was as fair as if it had been negotiated with a third party.

     On about February 15, 1998, we borrowed a total of $191,449 from Mr. Bennett in order to purchase a parcel of property in North Carolina from a third party. The promissory note was unsecured, due on demand and carried an interest rate of 6% per annum. On February 10, 2000, we repaid Mr. Bennett a total of $127,976, which reflected the unpaid principal balance of the loan plus accrued interest. The loan was repaid using the proceeds of a sale of the underlying property. Although this transaction was not negotiated at arms length, we believe the translator was as fair as if it had been negotiated with a third party.

     On about February 10, 2000 and subsequently, we borrowed $45,000 from Mr. Bennett for working capital. The promissory note is unsecured, due on demand and carries an interest rate of 6% per annum. This loan has been partially repaid and a balance of $41,459 remains as of the date of this report, which includes accrued interest. Although this transaction was not negotiated at arms length, we believe that this translation was as fair as if it had been negotiated with a third party.

     On June 7, 2000, we entered into a Consulting Services Agreement with Greentree Financial Services, Corp. Under the terms of the agreement, Greentree Financial Services, Corp. assisted us in having our common stock publicly traded. In exchange for its services, we paid Greentree Financial Services Corp., $36,475 and 512,500 shares of restricted stock. Greentree Financial Services Corp. is owned by Michael Bongiovanni and Robert C. Cottone. Mr. Bongiovanni and Mr. Cottone have no other relationship to our officers or directors.

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

Item  13.  Exhibits  and  Reports  on  Form  8-K

     (a)  Financial  Statements
1.  The following financial statements of Xenicent are included in Part II, Item
7:

Independent Auditors' Report                         F-1
Balance Sheet - December 31, 2002                    F-2,3
Statements of Operations - Years Ended
     December 31, 2002 and 2001                      F-4
Statements of Stockholders' Equity - Years Ended
     December 31, 2002 and 2001                      F-5
Statements of Cash Flows - Years Ended
     December 31, 2002 and 2001                      F-6
Notes to Financial Statements                        F-7-14

          2. Exhibits
3. Articles of Incorporation as amended and bylaws are incorporated by reference to Exhibit No. 1 of Form SB-2 as amended filed July 2001.

23. Consent of Auditors

99. Certifications of Chief Executive Officer

(b) Reports on Form 8-K

None.

Item  14.  Controls  and  Procedures

(a) On December 31, 2002, our Chief Executive Officer and acting Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

         XENICENT, INC.
         --------------

Date: May 13, 2003                    By: /s/ Duane Bennett
                                      ---------------------
                                       Duane Bennett
                                       President and Director








EXHIBIT 99

Certifications

I, Duane Bennett, Chief Executive Officer and acting Chief Financial Officer certify that:

1. I have reviewed this annual report on Form 10-KSB of Xenicent, Inc.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

c) presented in this annual report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls (all of which do not apply); and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, (all of which do not apply); and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003



/s/ Duane Bennett
_____________________
Duane Bennett
Chief Executive Officer and acting Chief Financial Officer