Form 10QSB
period 2003-03-31
XENICENT INC
filed 2003-05-20
CIK 1121282

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003

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





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of May 15, 2003: 10,232,000

Number of shares of preferred stock outstanding as of May 15, 2003: -0-











                              INDEX TO FORM 10-QSB
                              --------------------


                                                                Page No.
                                                                --------
PART I
------

Item 1.   Financial Statements

     Balance Sheet - March 31, 2003                                  3-4

     Statements of Operations - Three Months Ended
     March 31, 2003 and 2002                                           5

     Statements of Cash Flows - Three Months Ended
     March 31, 2003 and 2002                                           6

     Notes to Financial Statements                                   7-8

Item 2. Management's Discussion and Analysis of Financial Condition
        And Results of Operations                                   8-11

Item 3. Quantitative and Qualitative Disclosures about Market Risk    11

Item 4. Controls and Procedures                                       11

PART II
-------

Item 1. Legal Proceedings                                             12

Item 2. Changes in Securities                                         12

Item 3. Defaults Upon Senior Securities                               12

Item 4. Submission of Matters to a Vote of Security Holders           12

Item 5. Other Information                                             12






















                           XENICENT, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . .  $  100,553
  Accounts receivable, net. . . . . . . . . . . . .     339,867
  Inventory . . . . . . . . . . . . . . . . . . . .     523,350
  Note receivable . . . . . . . . . . . . . . . . .       9,576
  Other current assets. . . . . . . . . . . . . . .      38,884
                                                   ------------
  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .   1,012,230
                                                   ------------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, net of accumulated
    depreciation of $20,708 . . . . . . . . . . . .     574,020
                                                   ------------
OTHER ASSETS:
  Investment in non-marketable securities,
   net of allowance of $179,000 . . . . . . . . . .      76,000
  Other assets. . . . . . . . . . . . . . . . . . .      50,287
                                                     ----------
  TOTAL OTHER ASSETS. . . . . . . . . . . . . . . .     126,287
                                                     ----------
    TOTAL ASSETS. . . . . . . . . . . . . . . . . .  $1,712,537
                                                     ==========














    The accompanying notes are an integral part of these financial statements




                           XENICENT, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings . . . . . . . . . . . . . . . . . . . . .  $   604,800
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .      112,148
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .      124,973
  Loan payable to stockholder . . . . . . . . . . . . . . . . . .       54,549
  Due to related parties. . . . . . . . . . . . . . . . . . . . .      277,061
  Other current liabilities . . . . . . . . . . . . . . . . . . .       44,505
                                                                  -------------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .    1,218,036
                                                                  -------------

MINORITY INTEREST IN SUBSIDIARY . . . . . . . . . . . . . . . . .      427,316

STOCKHOLDERS' EQUITY:
  Preferred stock ($.001 par value, 5,000,000 shares authorized:
  none issued and outstanding). . . . . . . . . . . . . . . . . .          -0-
  Common stock ($.001 par value, 50,000,000 shares authorized:
  10,232,000 issued and outstanding). . . . . . . . . . . . . . .       10,232
  Additional paid-in-capital. . . . . . . . . . . . . . . . . . .    1,183,160
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . . .   (1,082,913)
  Accumulated other comprehensive loss, foreign currency
  translation adjustment. . . . . . . . . . . . . . . . . . . . .      (43,294)
                                                                  -------------
    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . .       67,185
                                                                  -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $ 1,712,537
                                                                  =============















    The accompanying notes are an integral part of these financial statements





                           XENICENT, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                               2003         2002
REVENUE AND COST OF SALES:              -----------   -----------
  Sales. . . . . . . . . . . . . . . .  $   269,392   $        -
  Cost of sales. . . . . . . . . . . .     (187,015)           -
                                        -----------   -----------
    Gross Profit . . . . . . . . . . .       82,377            -
                                        -----------   -----------
OPERATING EXPENSES:
  Selling, general and administrative.      158,854       13,787
                                        -----------   -----------
    TOTAL EXPENSES . . . . . . . . . .      158,854       13,787
                                        -----------   -----------
      OPERATING LOSS . . . . . . . . .      (76,477)     (13,787)
                                        -----------   -----------
OTHER  INCOME (EXPENSE):
  Interest income. . . . . . . . . . .           83            -
  Interest expense . . . . . . . . . .       (7,746)         (50)
  Foreign exchange adjustment. . . . .          408            -
  Other income (expense) . . . . . . .        1,022            -
                                        -----------   -----------
    TOTAL OTHER (EXPENSE). . . . . . .       (6,233)         (50)
                                        -----------   -----------
      NET LOSS BEFORE
        MINORITY INTEREST. . . . . . .      (82,710)     (13,837)
                                        -----------   -----------
      MINORITY INTEREST IN
        LOSS  OF SUBSIDIARY. . . . . .       21,820            -
                                        -----------   -----------
      NET LOSS . . . . . . . . . . . .  $   (60,890)  $  (13,837)
                                        ===========   ===========
  Net loss per common share
  Basic & fully diluted. . . . . . . .  $     (0.01)  $    (0.00)
                                        ===========   ===========
  Weighted average common
  shares outstanding . . . . . . . . .   10,215,333    8,832,000
                                        ===========   ===========







    The accompanying notes are an integral part of these financial statements








                                   XENICENT, INC. & SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                           (UNAUDITED)
                                                                                2003       2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (60,890)  $(13,837)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Minority interests. . . . . . . . . . . . . . . . . . . . . . . . . .    (21,820)         -
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,951        170
    Common stock issued for services. . . . . . . . . . . . . . . . . . .     12,500          -
    (Increase) decrease in operating assets:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .    (49,341)         -
      Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (32,764)         -
      Other current assets. . . . . . . . . . . . . . . . . . . . . . . .       (366)         -
      Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . .     (6,696)         -
      Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (561)     2,500
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses . . . . . . . . . . . . . . .     59,738         50
      Other current liabilities . . . . . . . . . . . . . . . . . . . . .    (24,063)         -
                                                                           ----------  ---------
      NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . .   (115,312)   (11,117)
                                                                           ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property, plant and equipment . . . . . . . . . . . . .     (3,739)         -
                                                                           ----------  ---------
      NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . .     (3,739)         -
                                                                           ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of short-term notes. . . . . . . . . . . . . . . . . . . . .     (8,640)         -
  Proceeds from notes payable . . . . . . . . . . . . . . . . . . . . . .     29,004          -
  Proceeds from related parties . . . . . . . . . . . . . . . . . . . . .     65,180          -
  Proceeds from stockholder loans . . . . . . . . . . . . . . . . . . . .     13,090
                                                                           ----------  ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . .     98,634          -
                                                                           ----------  ---------

      NET INCREASE (DECREASE) IN CASH AND . . . . . . . . . . . . . . . .    (20,417)   (11,117)
      CASH EQUIVALENTS
                                                                           ----------  ---------
CASH AND CASH EQUIVALENTS:
      Beginning of year . . . . . . . . . . . . . . . . . . . . . . . . .    120,970     11,219

      End of period . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 100,553   $    102
                                                                           ----------  ---------

The accompanying notes are an integral part of these financial statements



                           XENICENT, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003


NOTE 1 - BASIS OF PRESENTATION

The  accompanying  interim  consolidated  financial  statements  are  unaudited;
however, in the opinion of management, the interim statements include all adjustments necessary for a fair presentation of the results for interim periods. The preparation of financial statements in conformity with accounting principles generally accepted in the United Sates of America re requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003.

The interim unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.


NOTE 2 - ACQUISITION

On June 30, 2002, we acquired a majority interest in Giantek Technology Corporation ("Giantek"), a Taiwanese corporation that manufactures and distributes Light Emitting Diode (LED) display systems. Information on this acquisition is contained in this report and in Form 8-K filed on July 15, 2002.

The following unaudited pro forma results of operations for the three months ended March 31, 2002 which follow, assume that the Giantek acquisition of assets and business had occurred at the beginning of December 31, 2002. The per share data reflects the shares issued in connection with the acquisition.


     Revenue                                    $  222,144

     Net  loss  after  minority  interest       $  (50,145)

     Net  loss  per  share                      $  (  0.01)

These pro forma operations may not be indicative of the results that actually would have occurred if the purchase had been in effect at the beginning of the periods, or of results which may be obtained in the future.




NOTE 3 - GOING CONCERN AND UNCERTAINTY

The Company has no operations other than the operations of Giantek, its sixty
percent (60%) subsidiary.   The Company has not provided the $750,000 in
operating capital and the $250,000 for a sales force as required in the share agreement with Giantek. Additionally, should the Company's stock not increase to a stated value 24 months after the capital contributions are made, the agreement with Giantek may be abrogated and the Company will have no operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plan is to hire a United States sales force to market Giantek products and services in an attempt to increase revenues. The Company also intends to pursue equity capital and debt funding. However, the outcome of management's plan cannot be ascertained with any degree of certainty. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 4 - COMMON STOCK ISSUANCES

During the quarter ended March 31, 2003, the Company issued 50,000 shares of common stock for employees of Giantek for services rendered. The stock was valued at the closing price on the date of issuance, or $.25 per share, yielding an aggregate value of $12,500. The expense of the services was charged to operations in the accompanying financial statements.


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

GENERAL  DESCRIPTION  OF  BUSINESS
----------------------------------

Business Development.

We were incorporated in North Carolina on July 26, 1996. Since our incorporation, we have engaged in the business of real estate consulting and purchasing and reselling vacant tracts of land, primarily in the North Carolina area.


GIANTEK TECHNOLOGY CORPORATION - SUBSIDIARY
-------------------------------------------

Giantek is a supplier of electronic display boards, computer-programmable display systems, and large video displays for sport, business, and transportation applications. Its focus is on supporting customers with superior products and services that provide dynamic, reliable, and often unique, visual communication solutions. Its products include a complete line of large display products, from small indoor and outdoor scoreboards and displays, to large, multi-million dollar, video display systems. It is recognized worldwide as a technical leader with the capabilities to design, manufacture, install and service complete integrated systems that display real-time data, graphics, animation and video. Giantek maintains a website profiling its background and products at www.giantek-led.com.

RESULTS  OF  OPERATIONS
-----------------------

Net  Loss

The Company had a net loss of $60,890, or $.01 per common share, for the three months ended March 31, 2003, versus a net loss of $13,837, or less than $.01 for the same period ended in 2002. The increase in loss is a result of the Giantek net loss of $54,551.

Sales

Sales for the three months ended March 31, 2003 were $269,392 which were exclusively from the sales of LED display systems from Giantek Technology Corp. We did not have any sales during the same 2002 periods. Sales were primarily from unrelated international entities. We are currently training a sales team of several consultants in the United States to increase domestic sales.

Operating  Expenses

Operating expenses for the three months ended March 31, 2003 increased to $158,854 from $13,787 in the same period in 2002. In comparison with the three month period ended March 31, 2003, selling, general and administrative expenses increases due to the operations of Giantek. The Company issued 50,000 shares of its common stock for payment of services to Giantek employees that were valued at the date of issuance, or $.25 per share, yielding an aggregate amount of $12,500. This amount is included under selling, general and administrative.

Other  Expenses

Other expenses increased $6,138 on March 31, 2003 compared to March 31, 2002, primarily from increased interest expense related to borrowings of Giantek.

Minority Interest

The Company's acquisition of Giantek resulted in a minority interest of forty percent (40%). The minority interest in loss for the first quarter was $21,820 and the accumulated minority interest was $427,316 as of March 31, 2003


Liquidity  and  Capital  Resources

On March 31, 2003, the Company had cash of $100,553 and a $205,806 deficit in working capital. This compares with cash of $102 and a working capital deficit of $25,844 at March 31, 2002. The change in working capital was due primarily to the acquisition and consolidation of Giantek.

Net cash flows used in operating activities were $115,373 for the three months ended March 31, 2003 as compared with net cash used in operating activities of $11,117 for the same period in 2002. The increase in cash used in operations was primarily attributable to the net loss for the current quarter of $60,890 and increases in inventory of $32,764 and accounts receivable of $49,341.

Net cash flows used in investing activities was $3,739 for the three months ended March 31, 2003 as compared with $0 in the comparable period in 2002. Cash flows used in investing activities were from the purchases of fixed assets during the period.

Net cash flows provided by financing activities was $98,634 for the three months ended March 31, 2003 as compared with $0 in the comparable period in 2002. The cash flows provided by financing activities were attributable to $13,090 in loans from our President, Mr. Duane Bennett, $29,004 in short-term notes to finance materials purchases that will be used in our products and $65,180 in proceeds from loans from Frank Chen, President of Giantek.

The shareholder loan from Duane Bennett, President and majority shareholder bears simple interest at 6% per annum.

     Overall, we have funded our cash needs from inception through March 31, 2003 with a series of debt and equity transactions, primarily with Duane Bennett, our President and majority stockholder. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Our President is under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

     We will substantially rely on the existence of revenue from our combined businesses; we believe our current cash position, along with current and projected revenues or capital reserves, can sustain our business for the next 12 months. However, we may need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first half of 2003 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. In addition, modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to the Company.

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

     Demand for our products and services depend on, among other things, market acceptance of our products and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from sales, our business operations may be adversely affected by our competitors and prolonged recession periods.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. The Company has not traded or otherwise transacted in derivatives nor does it expect to do so in the future. The Company has established policies and internal processes related to the management of market risks which are used in the normal course of its business operations.

The fair value of long-term debt is subject to interest rate risk. While changes in market interest rates may affect the fair value of a company's fixed-rate long-term debt, if any, the Company believes that a change in interest rates would not have a material impact on its financial condition, future results of operations or cash flows.

ITEM  4.     CONTROLS  AND  PROCEDURES
--------

(a) On March 31, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.








PART II. OTHER INFORMATION
--------

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

The Company issued 50,000 shares of common stock for employees of Giantek for services rendered. The stock was valued at the closing price on the date of issuance, or $.25 per share, yielding an aggregate value of $12,500.

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






                           --Signature Page Follows--




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

                                        XENICENT, INC.
                                        --------------
                                        (Registrant)


                                        /S/Duane Bennett, President
Date:  May 15, 2003                     __________________________
                                        Duane Bennett, President















EXHIBIT 99

Certifications

I, Duane Bennett, Chief Executive Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Xenicent, Inc.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date: May 15, 2003



/s/ Duane Bennett
_____________________
Duane Bennett
Chief Executive Officer