Form 10QSB
period 2003-06-30
XENICENT INC
filed 2003-08-19
CIK 1121282

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended June 30, 2003

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





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of August 14, 2003: 10,562,000

Number of shares of preferred stock outstanding as of August 14, 2003: -0-







                           XENICENT, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
================================================================================


                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                               $   83,975
   Accounts receivable, net                                              734,205
   Inventory                                                             664,914
   Note receivable                                                         6,232
   Other current assets                                                   31,635
                                                                      ----------
         TOTAL CURRENT ASSETS                                          1,520,961
                                                                      ----------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment, net of accumulated
     depreciation of $20,708                                             570,002
                                                                      ----------

OTHER ASSETS:
   Investment in non-marketable securities,
     net of allowance of $179,000                                         76,000
   Other assets                                                           44,033
                                                                      ----------
         TOTAL OTHER ASSETS                                              120,033
                                                                      ----------

            TOTAL ASSETS                                              $2,210,996
                                                                      ==========





    The accompanying notes are an integral part of these financial statements








                           XENICENT, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
   Short-term borrowings                                              $  520,020
   Notes payable                                                          75,127
   Accounts payable                                                      529,249
   Loan payable to stockholder                                            68,659
   Due to related parties                                                277,927
   Other current liabilities                                             141,470
                                                                      ----------
         TOTAL CURRENT LIABILITIES                                     1,612,452
                                                                      ----------

MINORITY INTEREST IN SUBSIDIARY                                          471,377
                                                                      ----------

STOCKHOLDERS' EQUITY:
   Preferred stock ($.001 par value, 5,000,000 shares authorized:
     none issued and outstanding)                                            -0-
   Common stock ($.001 par value, 50,000,000 shares authorized:
     10,532,000 issued and outstanding)                                   10,532
   Additional paid-in-capital                                          1,257,860
   Retained deficit                                                   (1,073,319)
   Accumulated other comprehensive loss, foreign currency
     translation adjustment                                              (67,906)
                                                                      ----------
         TOTAL STOCKHOLDERS' EQUITY                                      127,167
                                                                      ----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $2,210,996
                                                                      ==========














    The accompanying notes are an integral part of these financial statements








                           XENICENT, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
================================================================================
                              Three months ended         Six months ended
                                    June 30                   June 30
                                2003        2002          2003        2002
                             ---------   ---------     ---------   ---------
REVENUE AND COST OF SALES:
   Sales                     $ 705,511   $       -     $ 974,903   $       -
   Cost of sales              (449,375)          -      (636,390)          -
                             ---------   ---------     ---------   ---------
      Gross Profit             256,136           -       338,513           -
                             ---------   ---------     ---------   ---------

OPERATING EXPENSES:
   Selling, general and
     administrative            194,949      93,345       353,803     112,132
                             ---------   ---------     ---------   ---------
      TOTAL EXPENSES           194,949      93,345       353,803     112,132
                             ---------   ---------     ---------   ---------

         OPERATING INCOME
          (LOSS)                61,187     (93,345)      (15,290)   (112,132)
                             ---------   ---------     ---------   ---------

OTHER  INCOME (EXPENSE):
   Interest income                  68           -           151           -
   Interest expense             (8,002)       (110)      (15,748)       (160)
   Foreign exchange adjustment     114           -           522           -
   Other income (expense)          288           -         1,310           -
                             ---------   ---------     ---------   ---------
      TOTAL OTHER (EXPENSE)     (7,532)       (110)      (13,765)       (160)
                             ---------   ---------     ---------   ---------

         NET INCOME (LOSS) BEFORE
           MINORITY INTEREST    53,655     (93,455)      (29,055)   (112,292)

         MINORITY INTEREST IN LOSS (INCOME)
           OF SUBSIDIARY       (44,061)          -       (22,241)          -
                             ---------   ---------     ---------   ---------

         NET INCOME (LOSS)   $   9,594   $ (93,455)    $ (51,296)  $(112,292)
                             =========   =========     =========   =========

   Net income (loss) per common share
     Basic & fully diluted          **   $   (0.01)           **   $   (0.01)
                             =========   =========     =========   =========

   Weighted average common
     shares outstanding     10,215,333   9,028,333    10,273,667   8,936,667
                             =========   =========     =========   =========


      **Less than $.01



    The accompanying notes are an integral part of these financial statements









                           XENICENT, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
================================================================================

                                                      2003               2002
                                                   ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $  (51,296)        $ (112,292)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Minority interests                             22,241                  -
        Depreciation                                   18,544                340
        Common stock issued for services               87,500             85,675
        (Increase) decrease in operating assets:
            Accounts receivable                      (443,679)                 -
            Inventory                                (174,328)                 -
            Other current assets                        6,883                  -
            Notes receivable                           (3,352)                 -
            Other assets                                5,693              2,500
        Increase (decrease) in operating liabilities:
            Accounts payable and accrued expenses     463,953                  -
            Other current liabilities                  72,902                160
                                                   ----------         ----------
            NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                      5,061            (23,617)
                                                   ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of subsidiary cash assets                       -             43,476
   Acquisitions of property, plant and equipment       (9,314)                 -
                                                   ----------         ----------
            NET CASH PROVIDED BY (USED IN)
              INVESTING ACTIVITIES                     (9,314)            43,476
                                                   ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of short-term notes                     (93,420)                 -
   Repayments of notes payable                         (8,017)                 -
   Proceeds from related parties                       66,046                  -
   Proceeds from stockholder loans                     27,200             12,500
                                                   ----------         ----------

            NET CASH PROVIDED BY (USED IN)
              FINANCING ACTIVITIES                     (8,191)            12,500
                                                   ----------         ----------

            Foreign currency translation              (24,551)                 -
                                                   ----------         ----------
            NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                    (36,995)            32,359
CASH AND CASH EQUIVALENTS:
            Beginning of year                         120,970             11,219
                                                   ----------         ----------

            End of period                          $   83,975         $   43,578
                                                   ==========         ==========


SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
FINANCING INFORMATION:
   Common stock issued for services                $   87,500         $   85,675
                                                   ==========         ==========

   Common stock issued in connection
     with acquisitions                             $        -         $  519,000
                                                   ==========         ==========

    The accompanying notes are an integral part of these financial statements









                           XENICENT, INC. & SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2003 (UNAUDITED)

ITEM  1.
--------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2003, the results of operations for the three and six month periods ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003. The results for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 - PRO FORMA RESULTS

The following unaudited pro forma results of operations for the six months ended June 30, 2002 which follow, assume that the Giantek acquisition of assets and business had occurred at the beginning of 2002. The per share data reflects the shares issued in connection with the acquisition.

     Revenue                                                 $  445,650

     Net  Income  (loss)  after  minority  interest          $  (74,080)

     Net  Income  (loss)  per  share                         $  (  0.01)

These pro forma operations may not be indicative of the results that actually would have occurred if the purchase had been in effect at the beginning of the periods, or of results which may be obtained in the future.

NOTE 3 - COMMON STOCK ISSUANCES

During the six months ended June 31, 2003, the Company issued 50,000 shares of common stock for employees of Giantek for services rendered. The Company also issued 300,000 shares of common stock for consulting services. The stock was valued at the closing price on the date of issuance, or $.25 per share, yielding an aggregate value of $87,500. The expense of the services was charged to operations in the accompanying financial statements.


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

GENERAL DESCRIPTION OF BUSINESS
-------------------------------

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

GIANTEK TECHNOLOGY CORPORATION
------------------------------

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

RESULTS OF OPERATIONS
---------------------

Net Income/ Loss

The Company had a net income of $9,594, or less than $.01 per common share, for the three months ended June 30, 2003, versus a net loss of $93,455, or less than $.01 for the same period ended in 2002. The change in net loss from the prior year was primarily due to an increase in sales from our Giantek subsidiary. The Company had a net loss of $51,296, or less than $.01 per common share, for the six months ended June 30, 2003, versus a net loss of $112,292 for the same period ended in 2002. The decrease in expenses for this period was also attributable to sales generated during the first six months of 2003 by our Giantek subsidiary.

Sales

Sales for the three months ended June 30, 2003 were $705,511 which were exclusively from the sales of LED display systems from Giantek Technology Corp. Sales for the six months ended June 30, 2003 were $974,903. We did not have any sales during the same 2002 periods. Sales were 261% higher in this quarter as compared to the first quarter in 2003 due to increasing demand for our products. Average dollar volume per sale also increase due to several large projects being delivered during the quarter. Sales were primarily from unrelated international entities. We also received our first domestic order this quarter from a South Carolina government entity. We will attempt to further increase domestic sales in subsequent quarters.

Expenses

Operating expenses for the three months ended June 30, 2003 increased to $194,949 from $93,345 in the same period in 2002. In comparison with the three month period ended June 30, 2003, selling, general and administrative expenses increases due to the increase in operations of Giantek. The Company also issued 50,000 shares of its common stock for payment of services to Giantek employees and 300,000 shares of its common stock to consultants that were valued at the date of issuance, or $.25 per share, yielding an aggregate amount of $87,500. This amount is included under selling, general and administrative.

Liquidity and Capital Resources

On June 30, 2003, the Company had cash of $83,975 and a $91,491 deficit in working capital. This compares with cash of $43,578 and a working capital deficit of $187,640 at June 30, 2002. The change in working capital was due primarily to the acquisition and consolidation of our new subsidiary, Giantek Technology Corporation.

Net cash flows provided by operating activities were $5,061 for the six months ended June 30, 2003 as compared with net cash used in operating activities of $23,617 for the same period in 2002. The increase in cash used in operations was primarily attributable to a decrease in our net loss for the current period.

Net cash flows used in investing activities was $9,314 for the six months ended June 30, 2003 as compared with net cash provided by investing activities of $43,476 in the comparable period in 2002. Cash flows used in investing activities were from the purchases of fixed assets during the 2003 period. Cash flows provided by investing activities were in connection with our acquisition of Giantek during 2002.

Net cash flows used in financing activities was $8,191 for the six months ended June 30, 2003 as compared with net cash provided by financing activities of $12,500 in the comparable period in 2002. The cash flows used in financing activities were primarily attributable to $101,437 in loan repayments partially offset by $93,246 in loans from related parties used to finance materials purchases that will be used in our products.

The shareholder loan from Duane Bennett, President and majority shareholder is not evidenced by a written promissory note and bears simple interest at 6% per annum.

     Overall, we have funded our cash needs from inception through June 30, 2003 with a series of debt and equity transactions, primarily with Duane Bennett, our President and majority stockholder. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Our President is under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

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
--------

(a) On June 30, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

                                        XENICENT, INC.
                                        --------------
                                        (Registrant)


                                        /S/Duane Bennett, President
Date:  August 14, 2003                  ---------------------------
                                        Duane Bennett, President