Form 10QSB
period 2003-09-30
XENICENT INC
filed 2003-12-08
CIK 1121282

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of December 3, 2003: 10,562,000

Number of shares of preferred stock outstanding as of December 3, 2003: -0-




                              INDEX TO FORM 10-QSB

                                                                     Page No.
                                                                     --------
PART I
------

Item 1.   Financial Statements

          Balance Sheet - September 30, 2003                              3-4

          Statements of Operations - Three and Nine Months Ended
          September 30, 2003 and 2002                                       5

          Statements of Cash Flows - Nine Months Ended
          September 30, 2003 and 2002                                       6

          Notes to Financial Statements                                   7-8

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                      9-11

Item 3.   Quantitative and Qualitative Disclosures on Market Risk          12

Item 4.   Controls and Procedures                                          12

PART II
-------

Item 1.   Legal Proceedings                                                13

Item 2.   Changes in Securities                                            13

Item 3.   Defaults Upon Senior Securities                                  13

Item 4.   Submission of Matters to a Vote of Security Holders              13

Item 5.   Other Information                                                13

Item 6.   Exhibits                                                         14










                          XENICENT, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
================================================================================


                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                               $  106,444
   Accounts receivable, net                                              612,078
   Inventory                                                             760,574
   Note receivable                                                         3,529
   Other current assets                                                  142,064
      TOTAL CURRENT ASSETS                                             1,624,689

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment, net of accumulated
    depreciation of $42,331                                              581,501

OTHER ASSETS:
   Investment in non-marketable securities,
    net of allowance of $179,000                                          76,000
   Other assets                                                           82,123
      TOTAL OTHER ASSETS                                                 158,123
                                                                      ----------

         TOTAL ASSETS                                                 $2,364,313
                                                                      ==========





    The accompanying notes are an integral part of these financial statements







                           XENICENT, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                              $  782,321
   Notes payable                                                         186,481
   Accounts payable                                                      208,403
   Loan payable to stockholder                                            68,659
   Due to related parties                                                264,109
   Other current liabilities                                              26,533
      TOTAL CURRENT LIABILITIES                                        1,536,506
                                                                      ----------

MINORITY INTEREST IN SUBSIDIARY                                          628,564

STOCKHOLDERS' EQUITY:
   Preferred stock ($.001 par value, 5,000,000 shares authorized:
    none issued and outstanding)                                             -0-
   Common stock ($.001 par value, 50,000,000 shares authorized:
    10,562,000 issued and outstanding)                                    10,562
   Additional paid-in-capital                                          1,275,830
   Retained deficit                                                   (1,018,609)
   Accumulated other comprehensive loss, foreign currency
    translation adjustment                                               (68,540)
      TOTAL STOCKHOLDERS' EQUITY                                         199,243
                                                                      ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $2,364,313
                                                                      ==========





    The accompanying notes are an integral part of these financial statements








                          XENICENT, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
==================================================================================
                                Three months ended           Nine months ended
                                    September 30                September 30
                                 2003         2002           2003          2002
                              ----------   ----------     ----------    ----------

REVENUE AND COST OF SALES:
   Sales                      $  485,914   $  237,296     $1,460,817    $  237,296
   Cost of sales                (304,538)    (138,410)      (940,928)     (138,410)
                              ----------   ----------     ----------    ----------
      Gross Profit               181,376       98,886        519,889        98,886
                              ----------   ----------     ----------    ----------

OPERATING EXPENSES:
   Selling, general and
    administrative               144,615      241,519        498,418       339,864
                              ----------   ----------     ----------    ----------
      TOTAL EXPENSES             144,615      241,519        498,418       339,864
                              ----------   ----------     ----------    ----------

         OPERATING INCOME (LOSS)  36,761     (142,633)        21,471      (240,978)
                              ----------   ----------     ----------    ----------

OTHER  INCOME (EXPENSE):
   Interest income                    87          294            238           294
   Interest expense               (7,519)      (7,035)       (23,267)       (7,145)
   Foreign exchange adjustment      (634)           -           (112)            -
   Other income (expense)          3,774        2,712          5,084         2,712
                              ----------   ----------     ----------    ----------
      TOTAL OTHER (EXPENSE)       (4,292)      (4,029)       (18,057)       (4,139)

      NET INCOME (LOSS) BEFORE
       MINORITY INTEREST          32,469     (146,662)         3,414      (245,117)

      MINORITY INTEREST IN
       LOSS (INCOME) OF
       SUBSIDIARY                (20,188)      10,670        (42,429)       10,670
                              ----------   ----------     ----------    ----------

      NET INCOME (LOSS)       $   12,281   $ (135,992)    $  (39,015)   $ (234,447)
                              ==========   ==========     ==========    ==========

   Net income (loss) per common share
    Basic & fully diluted             **   $    (0.01)            **    $    (0.03)
                              ==========   ==========     ==========    ==========

   Weighted average common
    shares outstanding        10,552,000   10,152,000     10,355,000     9,280,667
                              ==========   ==========     ==========    ==========

**Less than $.01



    The accompanying notes are an integral part of these financial statements









                           XENICENT, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
================================================================================

                                                      2003               2002
                                                   ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $  (39,015)        $ (234,447)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Minority interests                              221,857             10,670
      Depreciation                                     30,574              2,759
      Common stock issued for services                105,500             85,675
      Interest accrual                                      -                270
     (Increase) decrease in operating assets:
         Accounts receivable                         (321,552)          (122,600)
         Inventory                                   (269,988)            49,572
         Prepaid expenses                                   -             43,570
         Deposits                                           -            (63,066)
         Other current assets                        (103,546)                 -
         Notes receivable                                (649)                 -
         Other assets                                 (32,397)           (67,674)
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses        143,105             38,122
         Other current liabilities                    (42,035)                 -
                                                   ----------         ----------
         NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                       (308,146)          (257,149)
                                                   ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of subsidiary cash assets                       -             43,476
   Acquisitions of property, plant and equipment      (32,841)            (5,713)
                                                   ----------         ----------
         NET CASH USED IN INVESTING ACTIVITIES        (32,841)            37,763
                                                   ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term notes                     168,881            291,265
   Proceeds from notes payable                        103,337            (37,884)
   Proceeds from related parties                       52,228                  -
   Proceeds from stockholder loans                     27,200             35,520
                                                   ----------         ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES    351,646            288,901
                                                   ----------         ----------

         Foreign currency translation                 (25,185)                 -
                                                   ----------         ----------

         NET INCREASE (DECREASE) IN CASH AND          (14,526)            69,515
               CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS:
         Beginning of year                            120,970             11,219
                                                   ----------         ----------

         End of period                             $  106,444         $   80,734
                                                   ==========         ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
FINANCING INFORMATION:
   Common stock issued for services                $  105,500         $  519,000
                                                   ==========         ==========

   Common stock issued in connection with
    acquisitions                                   $        -         $  226,300
                                                   ==========         ==========




    The accompanying notes are an integral part of these financial statements








                          XENICENT, INC. & SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2003 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2003, the results of operations for the three and nine month periods ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003. The results for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 - PRO FORMA RESULTS

The following unaudited pro forma results of operations for the nine months ended September 30, 2002 which follow, assume that the Giantek acquisition of assets and business had occurred at the beginning of period. The per share data reflects the shares issued in connection with the acquisition.

     Revenue                                            $   682,946

     Net Income (loss) after minority interest          $  (220,742)

     Net Income (loss) per share                        $  (   0.02)

These pro forma operations may not be indicative of the results that actually would have occurred if the purchase had been in effect at the beginning of the periods, or of results which may be obtained in the future.

NOTE 3 - COMMON STOCK ISSUANCES

During the three months ended September 30, 2003, the Company issued 30,000 shares of common stock for consulting services. The stock was valued at the closing price on the date of issuance, or $.60 per share, yielding an aggregate value of $18,000. The expense of the services was charged to operations in the accompanying financial statements.

NOTE 4 - COMMITMENTS

Pursuant to the share exchange agreement, dated June 27, 2002 and the modification to the share exchange agreement, dated May 5, 2003, with Giantek, the Company has agreed to provide $750,000 to Giantek for expansion of its manufacturing operations. The performance date for this capital contribution is by November 30, 2003. To date, the Company has not provided the capital to Giantek Technology Corporation. The Company is also required to provide a sales force of up to $250,000 in value to assist Giantek in marketing its products in the United States market.

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


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise. In addition the uncertainties include, but are not limited to, competitive conditions involving the Company's markets.

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

RESULTS OF OPERATIONS
---------------------

Net Income / Loss

The Company had a net income of $12,281, or less than $.01 per common share, for the three months ended September 30, 2003, versus a net loss of $135,992, or $.01 for the same period ended in 2002. The change in net loss from the prior year was primarily due to an increase in sales from our Giantek subsidiary.

The Company had a net loss of $39,015, or less than $.01 per common share, for the nine months ended September 30, 2003, versus a net loss of $234,447, or $.03 per common share, for the same period ended in 2002. The decrease in expenses for this period was also attributable to sales generated during the first nine months of 2003 by our Giantek subsidiary.

Sales

Sales for the three months ended September 30, 2003 were $485,914 which were exclusively from the sales of LED display systems from Giantek Technology Corp, versus sales of $237,296 for the same period ended in 2002. Sales for the nine months ended September 30, 2003 were $1,460,817, versus sales of $237,296 for the same period ended in 2002. Sales were 105% higher than the same period in 2002 due to increasing demand for our products. Average dollar volume per sale also increase due to several large projects being delivered during the quarter. Sales were primarily from unrelated international entities. We also received our first domestic order during 2003 from a South Carolina government entity. We will attempt to further increase domestic sales in subsequent quarters.

Expenses

Operating expenses for the three months ended September 30, 2003 decreased to $144,615 from $241,519 in the same period in 2002. In comparison with the three month period ended September 30, 2003, selling, general and administrative expenses decreased due to operating efficiencies of Giantek. The Company also issued 30,000 shares of common stock for consulting services rendered. The stock was valued at the closing price on the date of issuance, or $.60 per share, yielding an aggregate value of $18,000. This amount is included under selling, general and administrative.

Liquidity  and  Capital  Resources

On September 30, 2003, the Company had cash of $106,444 and an $88,183 surplus in working capital. This compares with cash of $80,734 and a working capital surplus of $251,362 at September 30, 2002. The change in working capital was due primarily to the acquisition and consolidation of our new subsidiary, Giantek Technology Corporation. In addition, our accounts receivable and inventory sharply increased during the nine month ended September 30, 2003 due to several large orders being shipped as well as numerous pending orders during the period.

Net cash flows used in operating activities were $308,146 for the nine months ended September 30, 2003 as compared with net cash used in operating activities of $257,149 for the same period in 2002. The increase in cash used in operations was primarily attributable to a increase in inventory, accounts receivable and other assets.

Net cash flows used in investing activities was $32,841 for the nine months ended September 30, 2003 as compared with net cash provided by investing activities of $37,763 in the comparable period in 2002. Cash flows used in investing activities for both periods were from the purchases of fixed assets. Cash flows provided by investing activities for 2002 were also in connection with our acquisition of Giantek.

Net cash flows provided by financing activities was $351,646 for the nine months ended September 30, 2003 as compared with net cash provided by financing activities of $288,901 in the comparable period in 2002. The cash flows provided by financing activities were primarily due to $272,218 in loan repayments partially and $79,428 in loans from related parties used to finance materials purchases that will be used in our products.

The shareholder loan from Duane Bennett, President and majority shareholder is not evidenced by a written promissory note and bears simple interest at 6% per annum.

     Overall, we have funded our cash needs from inception through September 30, 2003 with a series of debt and equity transactions, primarily with Duane Bennett, our President and majority stockholder. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Our President is under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM 4.     CONTROLS AND PROCEDURES
-------

(a) On September 30, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART II.    OTHER INFORMATION
--------

Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities

During the quarter ended September 30, 2003, we issued 30,000 for consulting services. The shares were valued at the closing price at the date of issuance, or $.60 per share yielding an aggregate market value of $18,000. This expense is included in the accompanying financial statements.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

On December 4, 2003, we signed a letter of intent to acquire EMAX net, Inc., a Florida corporation. The terms of the acquisition include a change in control of our company. We expect this acquisition to significantly impact our operations during 2004. Disclosure information is being prepared and will be filed with the Securities and Exchange Commission on Form 8-K within 15 days of the closing of the acquisition which is expected to be on or about December 16, 2003.

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

                                        XENICENT, INC.
                                        --------------
                                       (Registrant)


                                        /S/ Duane Bennett, President
Date:  December 4, 2003                 ----------------------------
                                        Duane Bennett, President