Form 10KSB
period 2003-12-31
XENICENT INC
filed 2004-05-17
CIK 1121282

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2003

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

                                 (828) 625-2666
                                  -------------
                          (Issuer's telephone number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [X]

State issuer's net revenues for its most recent fiscal year: $-0-

As of April 14, 2004, there were 10,562,000 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($.15) reported by brokers), held by non-affiliates was approximately $1,584,300. Transitional Small Business Disclosure Format (check one): Yes [ ] No[X]

Number of shares of common stock outstanding as of April 14, 2004: 10,562,000

Number of shares of preferred stock outstanding as of April 14, 2004: -0-


           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.




                The rest of this page is left intentionally blank
                -------------------------------------------------



                                     PART I
                                     ------

Item  1.  Business

GENERAL DESCRIPTION OF BUSINESS
-------------------------------

     We were incorporated in North Carolina on July 26, 1996 as Great Land Development Co. We changed our name to Xenicent, Inc. on November 8, 2000. Since our incorporation as Great Land Development Co., we have engaged in the business of real estate consulting and purchasing and reselling vacant tracts of land, primarily in the North Carolina area. Pursuant to a Share Exchange Agreement, dated June 27, 2002 (the "Share Exchange Agreement"), we acquired a majority interest in Giantek Technology Corporation ("Giantek"), a Taiwanese corporation that manufactures and distributes Light Emitting Diode (LED) display systems. As of December 31, 2003, we terminated our relationship with Giantek and agreed to transfer our sixty percent majority interest in Giantek back to its former controlling shareholders pursuant to the rescission provisions of the Share
Exchange Agreement, in exchange for the return to us of 400,000 shares of Xenicent common stock.

     Since the termination of our relationship with Giantek, and the agreement to rescind the share exchange which was consummated on June 27, 2002, we no longer control any operating businesses. The Board of Directors recognizes the need to increase shareholder value, and has determined that the only way to enhance shareholder value is to seek potential business opportunities and effect a Business Combination with a Target Business with significant growth potential which, in the opinion of our management, could provide a profit to both the Company and our shareholders.

     We intend to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings. Our efforts in identifying a prospective Target Business are expected to emphasize businesses located in the United States or elsewhere. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our management may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, we do have a Letter of Intent to merge with Harbin Ping Chun Yao Ye Gu Fen You Xian Gong Si, a corporation organized under the laws of the Peoples' Republic of
China.   See  Item  12  herein  for  a  complete  discussion  of  the  proposed transaction  we  have  entered  into.

     Due to our limited capital resources, the consummation of a Business Combination will likely involve the acquisition of, or merger or consolidation with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities laws that regulate initial public offerings. A Target Business might desire, among other reasons, to create a public market for their shares in order to enhance liquidity for current shareholders, facilitate raising capital through the public sale of securities of which a prior existence of a public market for our securities exists, and/or acquire additional assets through the issuance of securities rather than for cash.

     We cannot estimate the time that it will take to effectuate a Business Combination. Additionally, no assurance can be made that we will be able to effectuate a Business Combination on favorable terms. We might identify and effectuate a Business Combination with a Target Business which proves to be unsuccessful for any number of reasons.

UNSPECIFIED  INDUSTRY  AND  TARGET  BUSINESS.

     We will seek to acquire a Target Business without limiting ourselves to a particular industry. Management has experience in the manufacturing sector and despite the current economic outlook believes that there are still opportunities for growth in this area. Notwithstanding the foregoing, we cannot commit at this time to limiting our search for target companies to the manufacturing sector.

     In seeking a Target Business, we will consider, without limitation, businesses which offer or provide services or develop, manufacture or distribute goods in the United States or abroad. We are only able to make general disclosures concerning the risks and hazards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate.

     To the extent that we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a Business Combination with a Target Business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

PROBABLE  LACK  OF  BUSINESS  DIVERSIFICATION.

     As a result of our limited resources, in all likelihood, we will have the ability to effect only a single Business Combination. Accordingly, our prospects for success will be entirely dependent upon the future performance of a single business.

     Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly unlikely that we will have the resources to diversify our operations or benefit from spreading risks or offsetting losses. Our probable lack of diversification could subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a Business Combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of management assistance to the Target Business by us, there can be no assurance that the Target Business will prove to be commercially viable.

LIMITED  ABILITY  TO  EVALUATE  TARGET  BUSINESS'  MANAGEMENT.

     While our ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Target Business cannot presently be stated with any certainty. There can be no assurance that current management will remain associated in any operational capacity with the Company following a Business Combination. Moreover, there can be no assurances that current management will have any experience or knowledge relating to the operations of the particular Target Business. Furthermore, although we intend to closely scrutinize the management of a prospective Target Business in connection with evaluating the desirability of effecting a Business Combination, there can be no assurances that our assessment of such management will prove to be correct.

     Accordingly, we will be dependent, in some significant respects, on the ability of the management of the Target Businesses as of the date hereof. In addition, there can be no assurances that such future management will have the necessary skills, qualifications or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management of the Target Business. There can be no assurances that we will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management.

SELECTION  OF  A  TARGET  BUSINESS  AND  STRUCTURING  OF A BUSINESS COMBINATION.

     We anticipate that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business requires maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. We have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. In addition, in evaluating a Target Business, management will consider, among other factors, the following, which are not listed in any particular order.

-    financial  condition  and  results  of  operation  of  the Target Business;

- growth potential and projected financial performance of the Target Business and the industry in which it operates;

- experience and skill of management and availability of additional personnel of the Target Business;

-    capital  requirements  of  the  Target  Business;

- the availability of a transaction exemption from registration pursuant to the Securities Act for the Business Combination;

-    the  location  of  the  Target  Business;

-    competitive  position  of  the  Target  Business;

-    stage  of  development  of  the  product,  process or service of the Target
     Business;

- degree of current or potential market acceptance of the product, process or service of the Target Business;

- possible proprietary features and possible other protection of the product, process or service of the Target Business;

- regulatory environment of the industry in which the Target Business operates;

-    costs  associated  with  effecting  the  Business  Combination;  and

-    equity  interest  in  and  possible  management participation in the Target
     Business.

     The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by us in connection with effecting a Business Combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a Target Business may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.

     In connection with our evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty.

     However, management will devote such time as they deem reasonably necessary, to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiations of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize. In the event we deplete our cash reserves, we might be forced to cease operations and a Business Combination might not occur.

     We anticipate that we will locate and make contact with Target Businesses primarily through the reputation and efforts of management, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as they deem appropriate. Management has a network of business contacts and believes that prospective Target Businesses will be referred to the Company through these networks of contacts.

     We also expect that many prospective Target Businesses will be brought to our attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. In no event will we pay a finder's fee or commission to any officer or director or to any entity with which they are affiliated for such service.

     As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment for us, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Business Combination.

     To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be valuated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

     There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a Business Combination or otherwise finance the operations of the Target Business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

     If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon exemptions from registration under applicable federal or state securities laws or registered for public distribution. We intend to primarily target only those companies where an exemption from registration would be available; however, since the structure of the Business Combination has yet to be determined, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered.

     Due to our small size and limited amount of capital, our ability to raise additional capital if and when needed could be constrained. Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where it needs additional funds in order to continue our operations. This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our Common Stock does not exist.

COMPETITION

     We expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than us and there can be no assurances that we will have the ability to compete successfully. Our financial resources will be extremely limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive Target Businesses for a Business Combination. There can be no assurances that such Target Businesses will permit us to meet our stated business objective. Management believes, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective to ours in acquiring a Target Business with significant growth potential on favorable terms.

     We report that we have never been the subject of any bankruptcy or receivership.

CONTROLS  AND  PROCEDURES

(a) On December 31, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

     Xenicent maintains offices in the United States at P.O. Box 243, Chimney Rock, North Carolina 28720.

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

                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

(a) Our common stock is currently quoted on the Over-the-Counter Bulletin Board (OTC BB) under the ticker symbol "XCEN." The OTC BB is an electronic quotation system whereby market participants (licensed broker/dealers) make markets and execute trades in their sponsored securities. Our Company began trading on the OTC BB in July of 2001.

     The following quotations were provided by the OTC BB, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.

     STOCK  QUOTATIONS

     CLOSING  BIDS

Period:                    High             Low
                          ------          ------

1/1/02  to  3/31/02       $ 1.20          $  .92
4/1/02  to  6/30/02       $  .90          $  .30
7/1/02  to  9/30/02       $  .39          $  .14
10/1/02  to  12/31/02     $  .50          $  .10
1/1/03  to  3/31/03       $  .11          $  .55
4/1/03  to  6/30/03       $  .09          $  .80
7/1/03  to  9/30/03       $  .33          $  .72
10/1/02  to  12/31/03     $  .18          $  .49

(b)  Holders.

     The approximate number of record holders of Xenicent's securities as of the date of this report is approximately 175.

(c)  Dividends.

Dividends

     We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Dividend Policy

     All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares them out of the funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

     Our Shares are "Penny Stocks" within the Meaning of the Securities Exchange Act of 1934

     Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock.

     Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Item  6.  Management's  Discussion  and  Analysis

Selected Financial Data
-----------------------

For  the  year  ended  December  31,  2003  and  2002.

                                                        2002           2003
                                                     ----------     ----------

     Revenues                                        $  639,890     $      -0-

     Net  Loss                                         (538,700)      (216,409)
     Net  Loss  per  Common  Share                         (.06)          (.02)
     Weighted Average Common Shares Outstanding       9,501,000      2,083,567

At  December  31,  2003  and  2002

                                                        2002           2003
                                                     ----------     ----------

     Total  Assets                                   $  943,480     $    2,651
     Working  Capital  Deficit                          140,310       (113,960)
     Shareholders'  Equity                              115,514       (112,040)

No  dividends  have  been  declared  or  paid  during  the  period  presented.

Results of Operations
---------------------

     For the years ended December 31, 2003 and 2002.

Sales.

     There  were  no  sales  for  the  years  ended  December  31, 2003 or 2002.

Cost  of  Sales.

     There were no cost of sales for the years ended December 31, 2003 and 2002.

Expenses.

     Total expenses for the year ended December 31, 2003 were $166,341 as compared to $507,960 over the same period in 2002. This represented an increase of $341,619. The decrease in total expenses was primarily due a reduction in the number of common shares issued for services during the year, which were $105,500 and $189,650 respectively.

     We expect decreases in expenses through the year 2004 as we move toward new developments in our business plan.

Income  Taxes

     We did not have any material income tax expense during 2003 and 2002. At December 31, 2003, we had net deferred tax assets of approximately $72,000 resulting from temporary tax differences and net operating losses. The deferred tax credit was reduced by a valuation allowance of the same amount

Income  /  Losses.

     Net loss for the year ended December 31, 2003 was $216,409 as compared to a net loss of $538,700 over the same period in 2002. The losses were primarily attributable to the loss from Giantek and for non-cash expenses associated with issuing stock for services.

Impact  of  Inflation.

     We believe that inflation has had a negligible effect on operations over the past three years. We believe that it can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity  and  Capital  Resources.

     Cash flows generated by operations were a positive $740,018 for the year ended December 31, 2003 as compared with a negative $268,927 in the same period in 2002. Positive cash flows from operations in 2003 were primarily attributable to discontinued operations. Negative cash flows from operation in 2002 were primarily attributable to our loss from operations, partially offset by the $189,650 from common stock issued for services and $144,500 from an inventory write-down.

     Cash flows from investing activities for 2003 were a negative $114,795, primarily attributable to discontinued operations.

     Cash flows used in financing activities were $745,462 for the year ended December 31, 2003 as compared with $309,682 cash generated from financing activities over the same period in 2002. The cash used in 2003 was primarily attributable to discontinued operations. Cash flows provided from financing activities in 2003 were $32,200, primarily attributable to a loan from Mr. Bennett, President of the Company. Mr. Bennett's stockholder loan is unsecured, due on demand and bears interest at 6% per annum. The stockholder loan balance was $73,659 at December 31, 2003.

     Overall, we have funded our cash needs from inception through December 31, 2003 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

     We had cash on hand of $731 and a working capital deficit of $113,960 as of December 31, 2003. As of December 31, 2002, we had cash on hand of $120,970 and working capital of $140,310.

Liquid  Market

     There is currently a limited trading market for our shares of Common Stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for our shares of common stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of our common stock.

Dividends

     We have not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for our growth needs. We currently intend to retain any future earnings to fund the development and growth of its business.

Impact  of  Inflation

     We believe that inflation has had a negligible effect on operations over the past two years. We believe that it can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Critical Accounting Policies (FR-60)

     Revenue recognition is a critical accounting policy of ours since it represents the majority of our entire financial statements taken as a whole. It is also important in light of the Staff Accounting Bulletins published by the Securities and Exchange Commission the past few years.

Going  Concern.

     As indicated in our accompanying financial statement, our independent auditors have expressed doubt as to whether we can continue as a going concern.

Item  7.  Financial  Statements


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To  the  Board  of  Directors  and  Shareholders  of  Xenicent,  Inc.


We have audited the accompanying balance sheet of Xenicent, Inc. as of December 31, 2003 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xenicent, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note D, notes to the financial statements, the Company has mutually rescinded it's share of ownership in it's subsidiary. As a result of this rescission, the Company has no assets or operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note D. The financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.


/s/ Perrella & Associates, P.A.
-------------------------------
Perrella & Associates, P.A.
Pompano Beach, Florida
May 12, 2004


                                 XENICENT, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003
===============================================================================

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                            $        731
                                                                   ------------
      TOTAL CURRENT ASSETS                                                  731
                                                                   ------------

PROPERTY, PLANT AND EQUIPMENT:
   Property and equipment, net of accumulated
   depreciation of $7,280                                                 1,920
                                                                   ------------


      TOTAL ASSETS                                                 $      2,651
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                      41,032
   Loan payable to stockholder                                           73,659
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                         114,691
                                                                   ------------


STOCKHOLDERS' DEFICIT:
   Preferred stock ($.001 par value, 5,000,000
   shares authorized: none issued and outstanding)                            -
   Common stock ($.001 par value, 50,000,000
   shares authorized: 10,562,000 issued and outstanding)                 10,562
   Common stock to be returned ($.001 par value,
   400,000 common shares)                                                  (400)
   Additional paid-in-capital                                         1,116,230
   Accumulated deficit                                               (1,238,432)
                                                                   ------------
      TOTAL STOCKHOLDERS' DEFICIT                                      (112,040)
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $      2,651
                                                                   ============


    The accompanying notes are an integral part of these financial statements




                                 XENICENT, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
===============================================================================

                                                      2003              2002
                                                   ----------        ----------

REVENUE AND COST OF SALES:
   Sales                                           $        -        $        -
   Cost of sales                                            -                 -
                                                   ----------        ----------
   Gross Profit                                             -                 -
                                                   ----------        ----------

OPERATING EXPENSES:

   Selling, general and administrative                166,341           245,386
                                                   ----------        ----------
      TOTAL EXPENSES                                  166,341           245,386
                                                   ----------        ----------

      OPERATING LOSS                                 (166,341)         (245,386)
                                                   ----------        ----------

OTHER  INCOME (EXPENSE):
   Interest expense                                    (3,203)           (1,179)
   Loss from  impairment of non-marketable
   Securities                                         (76,000)         (179,000)
                                                   ----------        ----------
      TOTAL OTHER (EXPENSE)                           (79,203)         (180,179)
                                                   ----------        ----------

      NET LOSS FROM CONTINUING OPERATIONS            (245,544)         (425,565)
                                                   ----------        ----------

DISCONTINUED OPERATIONS
   Income (loss) from discontinued operations          29,135          (113,135)
                                                   ----------        ----------

      NET LOSS                                     $ (216,409)       $ (538,700)
                                                   ==========        ==========


   Net loss from continuing operations                  (0.11)            (0.23)

   Net income  (loss) from discontinued operations       0.01             (0.06)
                                                   ----------        ----------
Basic & fully diluted loss per share                    (0.10)            (0.29)
                                                   ==========        ==========

Weighted average common shares outstanding          2,083,567         1,887,117
                                                   ==========        ==========




    The accompanying notes are an integral part of these financial statements




                                                     XENICENT, INC.
                                  STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
===============================================================================================================================

                               Preferred Stock,       Common Stock,        Common Stock
                                  $.001 Par            $0.001 Par         to be Returned
                               ----------------   ---------------------  ----------------  Additional
                                                                                           Paid-in      Accumulated
                               Shares    Amount     Shares      Amount    Shares   Amount  Capital      Deficit         Total
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, January 1, 2002           -         -    8,845,000      8,845         -       -     483,397      (483,323)      8,919

Common stock issued for
services received                   -         -      427,000        427         -       -     189,223             -     189,650

Common stock issued for
acquisitions                        -         -      910,000        910         -       -     498,090             -     499,000

Net loss                            -         -            -          -         -       -           -      (538,700)   (538,700)
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, December 31, 2002         -         -   10,182,000     10,182         -       -   1,170,710    (1,022,023)    158,869

Common stock issued for
services received                   -         -      380,000        380         -       -     105,120             -     105,500

Shares to be returned due
to discontinued operations          -         -            -          -  (400,000)   (400)   (159,600)            -    (160,000)

Net loss                            -         -            -          -         -       -           -      (216,409)   (216,409)
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, December 31, 2003         -         -   10,562,000     10,562  (400,000)   (400)  1,116,230    (1,238,432)   (112,040)
                               ======    ======   ==========   ========  ========  ======  ==========   ===========   =========




    The accompanying notes are an integral part of these financial statements





                                 XENICENT, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
===============================================================================

                                                      2003              2002
                                                   ----------        ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $ (216,409)       $ (538,700)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation                                      1,160             2,040
      Common stock issued for services                105,500           189,650
      Loss from asset impairment of
      non-marketable security                          76,000           179,000
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses         31,303             9,729
         Discontinued operations, net                 742,464          (110,646)
                                                   ----------        ----------
         NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                         740,018          (268,927)
                                                   ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property, plant and equipment        2,400                 -
   Discontinued operations, net                      (117,195)          112,351
                                                   ----------        ----------
         NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                        (114,795)          112,351
                                                   ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stockholder loans                     32,200            33,939
   Discontinued operations, net                      (777,662)          232,388
                                                   ----------        ----------
         NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                        (745,462)          266,327
                                                   ----------        ----------

         NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                            (120,239)          109,751
                                                   ----------        ----------

CASH AND CASH EQUIVALENTS:
   Beginning of year                                  120,970            11,219
                                                   ----------        ----------

   End of period                                   $      731        $  120,970
                                                   ==========        ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
  INVESTING  INFORMATION:
   Common stock issued in connection
   with acquisitions                               $        -        $  499,000
                                                   ==========        ==========
   Common stock issued to employees for services   $   12,500        $   20,000
                                                   ==========        ==========
   Common stock issued to others for services      $   93,000        $  169,650
                                                   ==========        ==========
   Cash paid during the year for interest          $        -        $        -
                                                   ==========        ==========
   Cash paid during the year for income taxes      $        -        $        -
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

In 2002, the Company purchased sixty percent of Giantek Technology Corporation, ("Giantek"), a corporation formed according to the laws of the Republic of China. In December 2003, the share exchange agreement for this purchase was mutually rescinded see Note D.

Cash  and  Cash  Equivalents  - For purposes of the Statement of Cash Flows, the
----------------------------
Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Property  and  equipment  -  Property  and  equipment  is  stated  at  cost less
------------------------
accumulated depreciation. Expenditures that would increase the value or extend the useful life of property and equipment are capitalized. Depreciation is provided on a straight-line basis over the estimated useful life of the assets.

Impairment of Long-Lived Assets -The Company evaluates the recoverability of its
-------------------------------
property and equipment and other assets in accordance with Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on January 1, 2002. No impairments were recognized during the year ended December 31, 2003 and 2002.

Advertising  Costs  - Advertising costs are expensed as incurred.  There were no
------------------
expenses incurred relating to advertising during the years ended December 31, 2003 and 2002.

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


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Loss  per  Share  -  Statement  of  Financial  Accounting Standard (SFAS) No.128
----------------
requires dual presentation of basic and diluted earnings loss per share with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise, or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the years presented in the computation of diluted earnings per share.

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

In April of 2002, Statement of Financial Accounting Standards (SFAS) No. 145 was issued, which rescinded SFAS Statements No. 4, 44 and 64, amended No. 13 and contained technical corrections. As a result of SFAS 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company does not expect SFAS No. 145 to have a material effect on its financial condition or cash flows. The Company will adopt SFAS 145 on January 1, 2004.

In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Company does not expect SFAS 146 to have an impact its financial statements once adopted on January 1, 2004.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15,2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company plans to adopt this Interpretation in the first quarter of fiscal 2004.

In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the Company's financial statements.


NOTE  B  -  ACQUISITIONS
------------------------

On June 27, 2002, the Company acquired sixty percent (60%) of Giantek Technology Corporation, a corporation formed under the laws of the Republic of China that manufactures light emitting diode (LED) display systems. The Company issued 610,000 shares of it common stock in exchange for the 60% interest in Giantek's assets under the terms of a share exchange agreement. A summary of the costs of the acquisition is as follows:

     Common  stock  issued                              $    244,000
     Assumption  of  Giantek  liabilities                    794,692
                                                        ------------
                                                        $  1,038,692
                                                        ============


The transaction was accounted for as a purchase. Accordingly, the assets were allocated as follows:

     Cash                                               $     42,759
                                                        ------------
     Inventories                                             635,533
     Accounts  Receivable                                    268,015
     Property,  Plant  &  equipment                          474,783
     Other  Assets                                           142,162
     Less  Minority  Interest                               (524,560)
                                                        ------------
                                                        $  1,038,692
                                                        ============


The following pro forma results of operations (unaudited) which follow, assume that the Giantek acquisition of assets and business had occurred as of January 1, 2002. The per share data reflects the shares issued in connection with the acquisition.

                                                            2002
                                                        ------------

     Revenue                                            $  1,063,797

     Net  Income  (loss)  after  minority  interest     $   (412,112)

     Net  Income  (loss)  per  share                    $      (0.04)


These pro forma operations may not be indicative of the results that actually would have occurred if the purchase had been in effect at the beginning of the periods, or of results which may be obtained in the future.

On June 3, 2002, the Company entered into a Share Exchange Agreement with Traderight Corporation ("Traderight"), a Florida corporation, to acquire 500,000 shares of Traderight stock in exchange for 300,000 shares of Xenicent's common stock. Xenicent's stock was trading at $0.85 per share on the date of acquisition therefore, the cost basis for this investment is $255,000. The investment was made in anticipation that Traderight would


NOTE  B  -  ACQUISITIONS  (CONTINUED)
-------------------------------------

offer its stock to the public in an initial public offering. The certainty of this offering of Traderight stock is not determinable by the Company. As a result, an impairment of the asset value has been recorded in December 31, 2003 and 2002, in the amount of $76,000 and $179,000, respectively.


NOTE  C  -  DISCONTINUED  OPERATIONS
------------------------------------

Effective December 30, 2003, the Company and Giantek mutually rescinded the share exchange agreement for the acquisition of 60% of Giantek (See Note B). As part of the rescission agreement, the Company gave back the sixty percent (60%) interest in Giantek in exchange for 400,000 shares of the Company's common stock. Giantek is to retain 150,000 shares of the Company's common stock pre-reverse stock split (See Note H) for 2003 services. The Company issued 60,000 of pre-reversed stock split common stock as a finder's fee in June 2002. The fair value of these transactions, $84,000, was expensed as a result of the discontinued operations. The income (loss) from discontinued operations at December 31, 2002 and 2003 are as follows:

     Revenues  and  expenses  2002:

     Revenues  from  subsidiary  -  2002                $    383,934

     Operating  expenses  -  2002                           (497,069)
                                                        ------------

     Net loss from discontinued operations - 2002       $    113,135

     Common  stock  issued  for  services
     related  to  discontinued  operations                   (84,000)
                                                        ------------

     Net gain from discontinued operations - 2003       $     29,135
                                                        ============

As a result of the rescission, Giantek will return 400,000 shares of common stock subsequent to December 31, 2003. These shares have a fair value of $160,000.


NOTE  D  -  GOING  CONCERN  AND  UNCERTAINTY
--------------------------------------------
As reflected in Note C, the Company has mutually rescinded it's share of ownership in Giantek in December 2003. As a result of this rescission, the Company has no assets or operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement a plan for reorganization and merger as discussion in Note
H. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that action presently being taken to merge the Company and obtain additional funding provides the opportunity for the Company to continue as a going concern.


NOTE  E  -  EQUITY
------------------

During the years ended December 31, 2003 and 2002, the Company issued 380,000 and 427,000, respectively, shares of its common stock professionals and consultants for services received. The stock was valued at the fair value at the time of issuance, yielding an aggregate value of $105,500 and $189,650, respectively. Included in those shares for each of the years presented in the financial statements, the Company issued 50,000 shares of its common stock pursuant to the 2003 compensatory plan for Giantek's employees. The stock was expensed at a fair value of $12,500 and $20,000, for December 31, 2003 and 2002, respectively.

During the year ended December 31, 2002, the Company issued 610,000 shares of its common stock in connection with its acquisition of 60% of Giantek. The stock was valued at the fair value at the time of issuance, yielding an aggregate value of $244,000.

During the year ended December 31, 2002, the Company issued 300,000 shares of its common stock in connection with its acquisition of 500,000 shares of Traderight Corporation, a licensed securities broker-dealer. The stock was valued at the fair value at the time of issuance, yielding an aggregate value of $255,000.

During the year ended December 31, 2003, the Company's Board of Directors has authorized options to purchase 100,000 shares of the Company's common stock at $.85. However, to date no options have been issued.


NOTE F - INCOME TAXES
---------------------

Deferred income tax assets for 2003 and 2002 reflect the impact of temporary differences between assets and liabilities for financial statement and income tax purposes. The difference primarily relates to net operating losses, allowance for inventory devaluation, and investment tax credits. A valuation allowance has been recorded due to the uncertainty of realizing the net deferred tax asset.

The following are temporary differences that gave rise to deferred tax assets at December 31, 2003:

     U.S. operating loss carryforward                   $     72,000
     Less valuation allowance                                (72,000)
                                                        ------------
                                                        $          -


The Company had available at December 31, 2003, a net operating loss carryforward from U.S. operations of $180,000 that could be applied against taxable income in subsequent years through December 31, 2017.


NOTE  G  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

The loan payable to stockholder at December 31, 2003 consists of an unsecured note payable to the Company's president. The note bears interest at a rate of 6% per annum and is due on demand.


NOTE  H  -  SUBSEQUENT  EVENT
-----------------------------

On March 22, 2004, the Company executed a Letter of Intent with Harbin Ping Chun Yao Ye Gu Fen You Xian Gong Si, a corporation organized and existing under the laws of the Peoples Republic of China ("Ping Chun"), which contemplates a plan of exchange pursuant to which the Company will issue 70,000,000 new investment shares of common stock to the shareholders of Ping Chun in exchange for all of their shares of capital stock of Ping Chun. As a result of the exchange transaction, Ping Chun will become a wholly-owned subsidiary of the Company, and the Ping Chun Shareholders will control approximately 96% of the issued and outstanding shares of the Company.

The Letter of Intent states that it sets forth the terms and conditions upon which the Company and its Board of Directors and shareholders will enter into a definitive Plan of Exchange with Ping Chun. There are no guarantees that negotiations will lead to the execution of such a definitive Plan of Exchange, or that if a Plan of Exchange is executed, the conditions of closing for either party there under will be met and the exchange transaction will be consummated.

In connection with the proposed Plan of Exchange and the reorganization contemplated thereby, the Board of Directors of the Company on March 30, 2004, adopted a resolution approving a five to one reverse split of common stock to holders of record as of April 15, 2004.


Item 8. Changes with and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8a.  Controls and Procedures

     Quarterly Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President, Chief Executive Officer, ("CEO") Duane Bennett, and Chief Financial Officer ("CFO") Duane Bennett. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

     CEO  and  CFO  Certifications.  Attached to this annual report, as Exhibits
31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

     Disclosure Controls and Internal Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

     Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

     Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

     Conclusions. Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

     Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

     Name         Age                  Position
-------------     ---     ------------------------------------
Duane Bennett      43     President and Director
-------------     ---     ------------------------------------
Frank Chen         47     President and Director, Giantek
-------------     ---     ------------------------------------
Sofia Chen         44     Vice-President and Director, Giantek
-------------     ---     ------------------------------------

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Based on information furnished to Registrant, no officer, director, or ten percent shareholder failed to file on a timely basis reports on Forms 3, 4, or 5 during the most recent two fiscal years.

Audit  Committee  Financial  Expert

     The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only four (4) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code  of  Ethics

     We are presently working with our legal counsel to prepare and adopt a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts if interest between personal and professional relationships
- Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer
-    Compliance  with  applicable  governmental  laws,  rules  and  regulations
- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
-    Accountability  for  adherence  to  the  code

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

     Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2003. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.


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

Item 11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The following tables set forth the ownership, as of April 14, 2004, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security  Ownership  of  Certain  Beneficial  Owners  (1)  (2)




Title of Class     Name and Address     # of Shares     Nature of Ownership     Current % Owned
--------------     ----------------     -----------     -------------------     ---------------

Common             Duane Bennett          2,000,000            Direct                 18.9%
                   P.O. Box 243
                   Chimney Rock, NC
                   28720
--------------     ----------------     -----------     -------------------     ---------------
Common             Duane Bennett          4,000,000          Indirect                 37.9%
                   P.O. Box 243
                   Chimney Rock, NC
                   28720
--------------     ----------------     -----------     -------------------     ---------------
Common             Sharon Bennett         2,000,000            Direct                 18.9%
                   P.O. Box 243
                   Chimney Rock, NC
                   28720
--------------     ----------------     -----------     -------------------     ---------------
Common             Frank & Sofia Chen       600,000            Direct                  5.7%
                  (2)
                   No. 52 Po-Ai Road,
                   7th Floor
                   Taipei, Taiwan
                   R.O.C.
--------------     ----------------     -----------     -------------------     ---------------

Security  Ownership  of  Officers  and  Directors  (2)  .


Title of Class     Name and Address     # of Shares     Nature of Ownership     Current % Owned
--------------     ----------------     -----------     -------------------     ---------------

Common             Duane Bennett          2,000,000            Direct                 18.9%
--------------     ----------------     -----------     -------------------     ---------------
Common             Duane Bennett          4,000,000          Indirect                 37.9%
--------------     ----------------     -----------     -------------------     ---------------
Common             Frank & Sofia Chen       600,000            Direct                  5.7%
                  (2)
--------------     ----------------     -----------     -------------------     ---------------
Common             All Officers and       6,600,000            Direct                 62.5%
                   Directors as a
                   Group (2)




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

(2) The common shares held by Frank and Sofia Chen is owned jointly. Of this amount 400,000 shares are being returned to the Treasury in connection with the termination agreement with Giantek Technology Corporation. These shares are expected to be retired.

Item 12.  Certain Relationships and Related Transactions

     On March 22, 2004, we executed a Letter of Intent between and among us, Duane Bennett and Harbin Ping Chun Yao Ye Gu Fen You Xian Gong Si, a corporation organized and existing under the laws of the Peoples' Republic of China ("Ping Chun"), which contemplates a plan of exchange pursuant to which we will issue 70,000,000 new investment shares of common stock to the shareholders of Ping Chun in exchange for all of their shares of capital stock of Ping Chun. As a result of the exchange transaction, Ping Chun will become our wholly-owned subsidiary, and the Ping Chun Shareholders will control approximately 96% of the issued and outstanding shares of us. As part of the transaction, we will agree to change our corporate name and stock ticker symbol prior to the closing. A copy of the Letter of Intent is attached to a Current Report on Form 8-K filed with the Commission on April 2, 2004, and is incorporated by reference herein.

     The Letter of Intent states that it sets forth the terms and conditions upon which we and its Board of Directors and shareholders will enter into a definitive Plan of Exchange with Ping Chun. There are no guarantees that negotiations will lead to the execution of such a definitive Plan of Exchange, or that if a Plan of Exchange is executed, the conditions of closing for either party thereunder will be met and the exchange transaction will be consummated.


Item 13.  Exhibits  and  Reports  on  Form  8-K

     (a)  Financial  Statements
1.   The  following  financial  statements  of Xenicent are included in Part II,
     Item  7:
Independent Auditors' Report                                F-1
Balance Sheet - December 31, 2003                           F-2,3
Statements of Operations - Years Ended
     December 31, 2003 and 2002                             F-4
Statements of Stockholders' Equity - Years Ended
     December 31, 2003 and 2002                             F-5
Statements of Cash Flows - Years Ended
     December 31, 2003 and 2002                             F-6
Notes to Financial Statements                               F-7-14

2.   Exhibits
     3. Articles of Incorporation as amended and bylaws are incorporated by reference to Exhibit No. 1 of Form SB-2 as amended filed July 2001.
     14.1      Code  of  Ethics
     31.1.     Rule  13a-14(a)/15d-14(a)  Certifications  of  Chief  Executive
               Officer
     31.2.     Rule  13a-14(a)/15d-14(a)  Certifications  of  Chief  Financial
               Officer
     32.1.     Section  1350  Certifications  of  Chief  Executive  Officer
     32.2.     Section  1350  Certifications  of  Chief  Financial  Officer

(b) Reports on Form 8-K

None.

Item 14.  Principal  Accountant  Fees  and  Services

Fees  Billed  For  Audit  and  Non-Audit  Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Perrella & Associates, ("Perrella") for our audit of the annual financial statements for the years ended December 31, 2003 and 2002, and all fees billed for other services rendered by Perrella during those periods.

Year Ended December 31                     2003              2002
----------------------                   --------          --------
                                         Perrella          Perrella
                                         --------          --------
Audit Fees (1)                           $ 10,000  (2)     $ 10,000  (3)
Audit-Related Fees (2)                         --                --
Tax Fees (3)                                   --                --
All Other Fees (4)                             --                --
Total Accounting Fees and Services       $ 10,000          $ 10,000

     (1) Audit Fees. These are fees for professional services for our audit of the annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
     (2) Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
     (3) Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
     (4) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval  Policy  For  Audit  and  Non-Audit  Services

     We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to the Company by Perrella were pre-approved by our Board of Directors.

     We are presently working with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.



                           --Signature Page Follows--



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                             XENICENT, INC.
                                             --------------

Date: April 14, 2004                     By: /s/ Duane Bennett
                                             -----------------
                                             Duane Bennett
                                             President and Director