Form 10KSB/A
period 2003-12-31
XENICENT INC
filed 2004-06-07
CIK 1121282

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A


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

As of May 17, 2004, there were 2,112,400 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($.16) reported by brokers), held by non-affiliates was approximately $337.984. Transitional Small Business Disclosure Format (check one): Yes [ ] No[X]

Number of shares of common stock outstanding as of May 17 2004: 2,112,400

Number of shares of preferred stock outstanding as of May 17, 2004: -0-


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

GENERAL DESCRIPTION OF BUSINESS
-------------------------------

     We were incorporated in North Carolina on July 26, 1996 as Great Land Development Co. We changed our name to Xenicent, Inc. on November 8, 2000. Since our incorporation as Great Land Development Co., we have engaged in the business of real estate consulting and purchasing and reselling vacant tracts of land, primarily in the North Carolina area. Pursuant to a Share Exchange Agreement, dated June 27, 2002 (the "Share Exchange Agreement"), we acquired a majority interest in Giantek Technology Corporation ("Giantek"), a Taiwanese corporation that manufactures and distributes Light Emitting Diode (LED) display systems. As of December 31, 2003, we terminated our relationship with Giantek and agreed to transfer our sixty percent majority interest in Giantek back to its former controlling shareholders pursuant to the rescission provisions of the Share
Exchange Agreement, in exchange for the return to us of 80,000 shares of Xenicent common stock.

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
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                      41,032
   Loan payable to stockholder                                           73,659
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                         114,691
                                                                   ------------


STOCKHOLDERS' DEFICIT:
   Preferred stock ($.001 par value, 5,000,000
   shares authorized: none issued and outstanding)                            -
   Common stock ($.001 par value, 50,000,000
   shares authorized: 2,112,400 issued and outstanding)                   2,112
   Common stock to be returned ($.001 par value,
   80,000 common shares)                                                    (80)
   Additional paid-in-capital                                         1,124,360
   Accumulated deficit                                               (1,238,432)
                                                                   ------------
      TOTAL STOCKHOLDERS' DEFICIT                                      (112,040)
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $      2,651
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
                                                   ==========        ==========




    The accompanying notes are an integral part of these financial statements




                                                     XENICENT, INC.
                                  STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
===============================================================================================================================

                               Preferred Stock,       Common Stock,        Common Stock
                                  $.001 Par            $0.001 Par         to be Returned
                               ----------------   ---------------------  ----------------  Additional
                                                                                           Paid-in      Accumulated
                               Shares    Amount     Shares      Amount    Shares   Amount  Capital      Deficit         Total
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, January 1, 2002           -         -    1,769,000      1,769         -       -     490,473      (483,323)      8,919

Common stock issued for
services received                   -         -       85,400         85         -       -     189,565             -     189,650

Common stock issued for
acquisitions                        -         -      182,000        182         -       -     498,818             -     499,000

Net loss                            -         -            -          -         -       -           -      (538,700)   (538,700)
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, December 31, 2002         -         -    2,036,400      2,036         -       -   1,178,856    (1,022,023)    158,869

Common stock issued for
services received                   -         -       76,000         76         -       -     105,424             -     105,500

Shares to be returned due
to discontinued operations          -         -            -          -   (80,000)    (80)   (159,920)            -    (160,000)

Net loss                            -         -            -          -         -       -           -      (216,409)   (216,409)
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, December 31, 2003         -         -    2,112,400      2,112   (80,000)    (80)  1,124.360    (1,238,432)   (112,040)
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


NOTE  B  -  ACQUISITIONS
------------------------

On June 27, 2002, the Company acquired sixty percent (60%) of Giantek Technology Corporation, a corporation formed under the laws of the Republic of China that manufactures light emitting diode (LED) display systems. The Company issued 122,000 shares of it common stock in exchange for the 60% interest in Giantek's assets under the terms of a share exchange agreement. A summary of the costs of the acquisition is as follows:

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

     Net  Income  (loss)  per  share                    $      (0.20)


These pro forma operations may not be indicative of the results that actually would have occurred if the purchase had been in effect at the beginning of the periods, or of results which may be obtained in the future.

On June 3, 2002, the Company entered into a Share Exchange Agreement with Traderight Corporation ("Traderight"), a Florida corporation, to acquire 500,000 shares of Traderight stock in exchange for 60,000 shares of Xenicent's common stock. Xenicent's stock was trading at $0.85 per share on the date of acquisition therefore, the cost basis for this investment is $255,000. The investment was made in anticipation that Traderight would


NOTE  B  -  ACQUISITIONS  (CONTINUED)
-------------------------------------

offer its stock to the public in an initial public offering. The certainty of this offering of Traderight stock is not determinable by the Company. As a result, an impairment of the asset value has been recorded in December 31, 2003 and 2002, in the amount of $76,000 and $179,000, respectively.


NOTE  C  -  DISCONTINUED  OPERATIONS
------------------------------------

Effective December 30, 2003, the Company and Giantek mutually rescinded the share exchange agreement for the acquisition of 60% of Giantek (See Note B). As part of the rescission agreement, the Company gave back the sixty percent (60%) interest in Giantek in exchange for 80,000 shares of the Company's common stock. Giantek is to retain 30,000 shares of the Company's common stock pre-reverse stock split (See Note H) for 2003 services. The Company issued 12,000 shares of common stock as a finder's fee in June 2002. The fair value of these transactions, $84,000, was expensed as a result of the discontinued operations. The income (loss) from discontinued operations at December 31, 2002 and 2003 are as follows:

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
                                                        ============

As a result of the rescission, Giantek will return 80,000 shares of common stock subsequent to December 31, 2003. These shares have a fair value of $160,000.


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


NOTE  E  -  EQUITY
------------------

During the years ended December 31, 2003 and 2002, the Company issued 76,000 and 85,400, respectively, shares of its common stock professionals and consultants for services received. The stock was valued at the fair value at the time of issuance, yielding an aggregate value of $105,500 and $189,650, respectively. Included in those shares for each of the years presented in the financial statements, the Company issued 10,000 shares of its common stock pursuant to the 2003 compensatory plan for Giantek's employees. The stock was expensed at a fair value of $12,500 and $20,000, for December 31, 2003 and 2002, respectively.

During the year ended December 31, 2002, the Company issued 122,000 shares of its common stock in connection with its acquisition of 60% of Giantek. The stock was valued at the fair value at the time of issuance, yielding an aggregate value of $244,000.

During the year ended December 31, 2002, the Company issued 60,000 shares of its common stock in connection with its acquisition of 500,000 shares of Traderight Corporation, a licensed securities broker-dealer. The stock was valued at the fair value at the time of issuance, yielding an aggregate value of $255,000.

During the year ended December 31, 2003, the Company's Board of Directors has authorized options to purchase 20,000 shares of the Company's common stock at $.85. However, to date no options have been issued.


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

In connection with the proposed Plan of Exchange and the reorganization contemplated thereby, the Board of Directors of the Company on March 30, 2004, adopted a resolution approving a five to one reverse split of common stock to holders of record as of May 17, 2004.


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

Item 11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The following tables set forth the ownership, as of May 17, 2004, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security  Ownership  of  Certain  Beneficial  Owners  (1)  (2)




Title of Class     Name and Address     # of Shares     Nature of Ownership     Current % Owned
--------------     ----------------     -----------     -------------------     ---------------

Common             Duane Bennett            400,000            Direct                 18.9%
                   P.O. Box 243
                   Chimney Rock, NC
                   28720
--------------     ----------------     -----------     -------------------     ---------------
Common             Duane Bennett            800,000          Indirect                 37.9%
                   P.O. Box 243
                   Chimney Rock, NC
                   28720
--------------     ----------------     -----------     -------------------     ---------------
Common             Sharon Bennett           400,000            Direct                 18.9%
                   P.O. Box 243
                   Chimney Rock, NC
                   28720
--------------     ----------------     -----------     -------------------     ---------------
Common             Frank & Sofia Chen       120,000            Direct                  5.7%
                  (2)
                   No. 52 Po-Ai Road,
                   7th Floor
                   Taipei, Taiwan
                   R.O.C.
--------------     ----------------     -----------     -------------------     ---------------

Security  Ownership  of  Officers  and  Directors  (2).


Title of Class     Name and Address     # of Shares     Nature of Ownership     Current % Owned
--------------     ----------------     -----------     -------------------     ---------------

Common             Duane Bennett            400,000            Direct                 18.9%
--------------     ----------------     -----------     -------------------     ---------------
Common             Duane Bennett            800,000          Indirect                 37.9%
--------------     ----------------     -----------     -------------------     ---------------
Common             Frank & Sofia Chen       120,000            Direct                  5.7%
                  (2)
--------------     ----------------     -----------     -------------------     ---------------
Common             All Officers and       1,320,000            Direct                 62.5%
                   Directors as a
                   Group (2)




Changes  in  Control.

     There are currently no arrangements, which would result in a change in our control.

(1) Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. In addition to the 400,000 shares which Duane Bennett owns in his own name, Mr. Bennett also has the voting power over the shares of stock issued in the names of his children as follows: Adam Bennett, 200,000 shares; Emily Bennett, 200,000 shares; Nellie Bennett, 200,000 shares; and Mary Bennett, 200,000 shares. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned. We are unaware of any shareholders whose voting rights would be affected by unity property laws.

(2) The common shares held by Frank and Sofia Chen is owned jointly. Of this amount 80,000 shares are being returned to the Treasury in connection with the termination agreement with Giantek Technology Corporation. These shares are expected to be retired.

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


                                             XENICENT, INC.
                                             --------------

Date: June 07, 2004                      By: /s/ Duane Bennett
                                             -----------------
                                             Duane Bennett
                                             President and Director