Form 10QSB
period 2004-03-31
XENICENT INC
filed 2004-06-09
CIK 1121282

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of June 9, 2004: 2,112,404

Number of shares of preferred stock outstanding as of June 9, 2004: -0-




                              INDEX TO FORM 10-QSB

                                                                        Page No.
                                                                        --------
PART  I
-------

Item  1.  Financial Statements - Unaudited

          Condensed Balance Sheet -March 31, 2004                              3

          Condensed Statements of Operations - Three Months Ended
          March 31, 2004 and 2003                                              4

          Condensed Statements of Cash Flows - Three Months Ended
          March 31, 2004 and 2003                                              5

          Notes to Condensed Unaudited Financial Statements                  6-7

Item  2.  Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                            8

Item  3.  Quantitative and Qualitative Disclosures on Market Risk             14

Item  4.  Controls and Procedures                                             15


PART II
-------

Item  1.  Legal Proceedings                                                   15

Item  2.  Changes in Securities                                               15

Item  3.  Defaults Upon Senior Securities                                     15

Item  4.  Submission of Matters to a Vote of Security Holders                 15

Item  5.  Other Information                                                   15

Item  6.  Exhibits                                                         16-18

ITEM  1.
--------

                                 XENICENT, INC.
                      CONDENSED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2004
================================================================================

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                        $            656
                                                               ----------------
      TOTAL CURRENT ASSETS                                                  656
                                                               ----------------

PROPERTY, PLANT AND EQUIPMENT:
   Property and equipment, net of accumulated
     depreciation of $7,400                                               1,800
                                                               ----------------


      TOTAL ASSETS                                             $          2,456
                                                               ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                      30,898
   Loan payable to stockholder                                           90,968
                                                               ----------------
      TOTAL CURRENT LIABILITIES                                         121,866
                                                               ----------------


STOCKHOLDERS' DEFICIT:
   Preferred stock ($.001 par value, 5,000,000 shares authorized:
     none issued and outstanding)                                             -
   Common stock ($.001 par value, 50,000,000 shares authorized:
     2,112,404 issued and outstanding)                                    2,112
   Common stock to be returned ($.001 par value,
     80,000 common shares)                                                  (80)
   Additional paid-in-capital                                         1,124,360
   Accumulated deficit                                               (1,245,802)
                                                               ----------------
      TOTAL STOCKHOLDERS' DEFICIT                                      (119,410)
                                                               ----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $          2,456
                                                               ================


    The accompanying notes are an integral part of these financial statements


                                 XENICENT, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THREE MONTHS ENDED MARCH 31, 2004 AND 2003
================================================================================

                                                          2004          2003
                                                       ----------    ----------

REVENUE AND COST OF SALES:
   Sales                                               $        -    $        -
   Cost of sales                                                -             -
                                                       ----------    ----------
      Gross Profit                                              -             -
                                                       ----------    ----------

OPERATING EXPENSES:
   Selling, general and administrative                      5,854        27,479
                                                       ----------    ----------
      TOTAL EXPENSES                                        5,854        27,479
                                                       ----------    ----------

      OPERATING LOSS                                       (5,854)      (27,479)
                                                       ----------    ----------

OTHER EXPENSE
   Interest expense                                        (1,516)         (681)
                                                       ----------    ----------
      TOTAL OTHER EXPENSE                                  (1,516)         (681)
                                                       ----------    ----------

      NET LOSS FROM CONTINUING OPERATIONS                  (7,370)      (28,160)

DISCONTINUED OPERATIONS
   Income from discontinued operations                          -        29,135
                                                       ----------    ----------

      NET LOSS                                         $   (7,370)   $      975
                                                       ==========    ==========

   Net loss per share from continuing operations            (0.00)        (0.01)
   Net income (loss) per share from discontinued
     operations                                                 -          0.01
                                                       ----------    ----------
   Basic & fully diluted loss per share                     (0.00)         0.00
                                                       ==========    ==========
   Weighted average common shares outstanding           2,112,404     2,043,067
                                                       ==========    ==========




    The accompanying notes are an integral part of these financial statements



                                 XENICENT, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THREE MONTHS ENDED MARCH 31, 2004 AND 2003
================================================================================

                                                          2004          2003
                                                       ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $   (7,370)   $      975
   Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
      Depreciation                                            120           290
      Common stock issued for services                          -        12,500
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses            (10,134)        2,256
                                                       ----------    ----------
         NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                             (17,384)       16,021
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property, plant and equipment                -        (2,400)
   Discontinued operations, net                                 -       (29,135)
                                                       ----------    ----------
         NET CASH PROVIDED BY INVESTING ACTIVITIES              -       (31,535)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stockholder loans                         17,309        13,090
                                                       ----------    ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES         17,309        13,090
                                                       ----------    ----------

         NET DECREASE IN CASH AND
         CASH EQUIVALENTS                                     (75)       (2,424)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                          731         2,512
                                                       ----------    ----------

   End of period                                       $      656    $       88
                                                       ==========    ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
INVESTING  INFORMATION:
   Common stock issued to others for services          $        -    $   12,500
                                                       ==========    ==========
   Cash paid during the year for interest              $        -    $        -
                                                       ==========    ==========




    The accompanying notes are an integral part of these financial statements


                                 XENICENT, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           March 31, 2004 (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and March 31, 2003. The results for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

     Use of estimates - The preparation of the financial statements in conformity with USGAAP requires the Company's management to make estimates and assumptions that affect the reports amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates.

     Earnings (Loss) per share - Basic earnings (loss) per share exclude dilution and are computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.

     Diluted earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The company does not have any dilutive securities outstanding as of March 31, 2004.

NOTE  2  -  DISCONTINUED  OPERATIONS

     Effective December 31, 2003, the Company and the former majority shareholders (the "Shareholders") of Giantek Technology Corporation terminated the share exchange and the reciprocal investment in each other, and the Shareholders exercised their right to demand a return of the Giantek shares held by the Company pursuant to the rescission provisions of the Share Exchange Agreement, dated June 27, 2002. The Company and the Shareholders signed a Mutual Rescission Agreement, as of December 31, 2003, pursuant to which the Share Exchange Agreement was rescinded in all respects, and the Company returned the GTC Shares (as defined) to the Shareholders of GTC and the GTC Shareholders returned 400,000 common shares to the Company. In addition, the Mutual Rescission Agreement contained mutual releases for the Company and the Shareholders from liability arising out of the Share Exchange Agreement, as well as mutual indemnification provisions.

NOTE  3  -  PLANNED  REORGANIZATION

     On March 22, 2004, the Company executed a Letter of Intent between and among the Company, Duane Bennett and Harbin Ping Chun Yao Ye Gu Fen You Xian Gong Si, a corporation organized and existing under the laws of the Peoples' Republic of China ("Ping Chun"), which contemplates a plan of exchange pursuant to which the Company will issue 70,000,000 new investment shares of common stock to the shareholders of Ping Chun in exchange for all of their shares of capital stock of Ping Chun. As a result of the exchange transaction, Ping Chun will become a wholly-owned subsidiary of the Company, and the Ping Chun shareholders will control approximately 96% of the issued and outstanding shares of the Company. As part of the transaction, the Company will agree to change its corporate name and stock ticker symbol prior to the Closing.

     The Letter of Intent states that it sets forth the terms and conditions upon which the Company and its Board of Directors and shareholders will enter into a definitive Plan of Exchange with Ping Chun. There are no guarantees that negotiations will lead to the execution of such a definitive Plan of Exchange, or that if a Plan of Exchange is executed, the conditions of closing for either party thereunder will be met and the exchange transaction will be consummated. If the exchange transaction is consummated, it will result in a change in control of the Company, as defined by applicable rules and regulations of the Securities Exchange Commission. As of June 9, 2004, the merger has not closed.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

During the quarter ended March 31, 2004, the Company received $17,309 in proceeds from a loan from its President and Chief Executive Officer. The loan is unsecured, due on demand and bears interest at 6% per annum. The proceeds from the loan were used for working capital purposes.

NOTE  5  -  STOCKHOLDERS'  EQUITY

     The Company's Board of Directors adopted a 5:1 reverse stock split on March 30, 2004, which became effective on April 20, 2004. The reverse stock split combines the Company's outstanding Common Stock on the basis of 5 outstanding shares being combined into 1 outstanding share. Each shareholder's percentage ownership in the Company will remain essentially unchanged as a result of the reverse stock split. All amounts have been retroactively restated to reflect the reverse stock spilt.

NOTE  6  -  GOING  CONCERN  CONSIDERATION

     The Company has suffered recurring losses, has negative cash flows from operations of $17,384 and has an accumulated deficit of $1,245,802 at March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and/or enact a business combination. Our proposed merger with Ping Chun is also intended to address this situation. These financial statements do not include any adjustments that might result from this uncertainty.


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

GENERAL  DESCRIPTION  OF  BUSINESS
----------------------------------

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

     Since the termination of our relationship with Giantek, and the agreement to rescind the share exchange which was consummated on June 27, 2002, we no longer control any operating businesses. The Board of Directors recognizes the need to increase shareholder value, and has determined that the only way to enhance shareholder value is to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential which, in the opinion of our management, could provide a profit to both the Company and our shareholders.

     We intend to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings. Our efforts in identifying a prospective Target Business are expected to emphasize businesses located in the United States or elsewhere. While we may, under certain circumstances, seek to effectuate Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effectuate only a single Business Combination. We may effectuate a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our management may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, we do have a Letter of Intent to merge with Harbin Ping Chun Yao Ye Gu Fen You Xian Gong Si, a corporation organized under the laws of the Peoples' Republic of
China.   See  Item  12  herein  for  a  complete  discussion  of  the  proposed transaction  we  have  entered  into.

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

     To the extent that we effectuate a business combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effectuate a business combination with a target business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or target business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

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

     To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in re-characterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be valuated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

     There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effectuate a Business Combination or otherwise finance the operations of the Target Business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

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

RESULTS  OF  OPERATIONS
-----------------------

Net  Income  /  Loss

     The Company had a net loss of $7,370 from continuing operations, or less than $.01 per common share, for the three months ended March 31, 2004, versus a net loss of $28,160, or $.01 per common share, for the same period ended in 2003. The decrease in net loss from the prior year was primarily due to a decrease in general and administrative expenses.

     The Company had a net loss of $-0- from discontinued operations, or $-0-per common share, for the three months ended March 31, 2004, versus a net income of $29,135, or $.01 per common share, for the same period ended in 2003. The income from discontinued operations in 2003 was from the operations of Giantek which was rescinded in December 2003.

Sales

     There  were  no  sales  for the three months ended March 31, 2004 and 2003.

Expenses

     Operating expenses for the three months ended March 31, 2004 decreased to $5,854 from $27,479 in the same period in 2003. In comparison with the three month period ended March 31, 2004, selling, general and administrative expenses decreased due to the rescission agreement with Giantek.

Liquidity  and  Capital  Resources

     On March 31, 2004, the Company had cash of $656 and a $121,210 deficit in working capital. This compares with cash of $88 and a working capital deficit of $66,446 at March 31, 2003. The change in working capital was due primarily to shareholder loans received since the 2003 period.

     Net cash flows used in operating activities were ($17,384) for the three months ended March 31, 2004 as compared with net cash generated by operating activities of $16,021 for the same period in 2003. The increase in cash used in operations was primarily attributable to the increase in net loss for the period.

     Net cash flows used in investing activities was $-0- for the three months ended March 31, 2004 as compared with net cash used in investing activities of ($31,535) in the comparable period in 2003. Cash flows used in investing activities for the three months ended March 31, 2003 were from the discontinued operations of Giantek.

     Net cash flows provided by financing activities was $17,309 for the three months ended March 31, 2004 as compared with net cash provided by financing activities of $13,090 in the comparable period in 2003. The cash flows provided by financing activities in both periods were primarily due to loans from related parties.

     The shareholder loan from Duane Bennett, President and majority shareholder is not evidenced by a written promissory note and bears simple interest at 6% per annum.

     Overall, we have funded our cash needs from inception through March 31, 2004 with a series of debt and equity transactions, primarily with Duane Bennett, our President and majority stockholder. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Our President is under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

     As discussed in this report, our independent auditors have expressed doubt as to our ability to continue as a going concern. Our continued existence is dependent upon our ability to resolve our business and liquidity problems, principally through raising additional capital and increasing our sales. Our plans with regard to this matter are to seek additional capital for operations through either debt or equity and/or enact a business combination. Our proposed merger with Ping Chun is also intended to address this situation.


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.


ITEM  4.  CONTROLS  AND  PROCEDURES

(a) On March 31, 2004, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

None.

Item  3.  Defaults  Upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None.

Item  5.  Other  Information

     On March 22, 2004, we executed a Letter of Intent between and among us, Duane Bennett and Harbin Ping Chun Yao Ye Gu Fen You Xian Gong Si, a corporation organized and existing under the laws of the Peoples' Republic of China ("Ping Chun"), which contemplates a plan of exchange pursuant to which we will issue 70,000,000 new investment shares of common stock to the shareholders of Ping Chun in exchange for all of their shares of capital stock of Ping Chun. As a result of the exchange transaction, Ping Chun will become our wholly-owned subsidiary, and the Ping Chun Shareholders will control approximately 96% of the issued and outstanding shares of us. As part of the transaction, we will agree to change our corporate name and stock ticker symbol prior to the closing. A copy of the Letter of Intent is attached to a Current Report on Form 8-K filed with the Commission on April 2, 2004, and is incorporated by reference herein

     The Letter of Intent states that it sets forth the terms and conditions upon which we and its Board of Directors and shareholders will enter into a definitive Plan of Exchange with Ping Chun. There are no guarantees that negotiations will lead to the execution of such a definitive Plan of Exchange, or that if a Plan of Exchange is executed, the conditions of closing for either party thereunder will be met and the exchange transaction will be consummated.


Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

3. Articles of Incorporation with amendments and bylaws are incorporated by reference to Exhibit No. 1 of Form SB-2 as amended filed April 2001.

31.1  Certifications  of  CEO  pursuant  to  Section  302
31.2  Certifications  of CFO pursuant to Section 302 (Included in Item No. 31.1)
32.1  Section  1350  Certifications  of  CEO  &  CFO


(b)  Reports  on  Form  8-K

     A Current Report on Form 8-K was filed with the Commission on April 2, 2004, and is incorporated by reference herein. It reports the signing of a Letter of Intent to enter into a plan of exchange with Harbin Ping Chun Yao Ye Gu Fen You Xian Gong Si, a corporation organized and existing under the laws of the Peoples' Republic of China ("Ping Chun"), pursuant to which Ping Chun will become a subsidiary of the Company.

     The Current Report on Form 8-K also reports the Company's 5:1 reverse stock split which was adopted on March 30, 2004 and became effective on April 20, 2004.




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XENICENT, INC.
                                        --------------
                                        (Registrant)


                                        /S/Duane Bennett, President
Date:  June 9, 2004                     ---------------------------
                                        Duane Bennett, President