Form 10QSB
period 2004-06-30
PINGCHUAN PHARMACEUTICAL INC
filed 2004-08-23
CIK 1121282

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______


                         PINGCHUAN PHARMACEUTICAL, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)


                                 XENICENT, INC.
                                 --------------
                     (former name of small business issuer)


         North  Carolina                                  36-4344865
         ---------------                                  ----------
(State  or  other  jurisdiction  of            (IRS Employer Identification No.)
  incorporation  or  organization)


                32 Ganshui Rd., Harbin, Heilongjiang, P.R.China
                -----------------------------------------------
                    (Address of principal executive offices)


                                (86451) 8271-3712
                                -----------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
August  15,  2004:  70,552,404

Number of shares of preferred stock outstanding as of August 15, 2004: -0-




                              INDEX TO FORM 10-QSB

                                                                       Page  No.
                                                                       ---------
PART  I
-------

Item  1.  Financial  Statements  -  Unaudited

          Condensed  Balance  Sheet  -  June  30,  2004                        3

          Condensed Statements of Operations - Six Months Ended
          June  30,  2004  and  2003                                           4

          Condensed Statements of Cash Flows - Six Months Ended
          June  30,  2004  and  2003                                           5

          Notes to Condensed Unaudited Financial Statements                  6-7

Item  2.  Management's Discussion and Analysis of Financial
          Condition  And  Results  of  Operations                              8

Item  3.  Quantitative and Qualitative Disclosures on Market Risk             14

Item  4.  Controls  and  Procedures                                           15

PART  II
--------

Item  1.  Legal  Proceedings                                                  15

Item  2.  Changes  in  Securities                                             15

Item  3.  Defaults  Upon  Senior  Securities                                  15

Item  4.  Submission of Matters to a Vote of Security Holders                 15

Item  5.  Other  Information                                                  15

Item  6.  Exhibits                                                         16-18



ITEM  1.
--------


                        PING CHUAN PHARMACEUTICAL, INC.
                              F/K/A XENICENT, INC.
                      CONDENSED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2004
================================================================================


                                     ASSETS
                                     ------

CURRENT  ASSETS:
   Cash                                                            $        841
                                                                   ------------
      TOTAL CURRENT ASSETS                                                  841
                                                                   ------------

PROPERTY,  PLANT  AND  EQUIPMENT:
   Property and equipment, net of accumulated
   depreciation of $7,520                                                 1,680
                                                                   ------------

      TOTAL ASSETS                                                 $      2,521
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
   Accounts payable                                                      30,000
   Loan payable to stockholder                                          110,638
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                         140,638
                                                                   ------------

STOCKHOLDERS'  DEFICIT:
   Preferred stock ($.001 par value, 5,000,000 shares
   authorized: none issued and outstanding)                                   -
   Common stock ($.001 par value, 50,000,000 shares
   authorized: 2,112,404 issued and outstanding)                          2,112
   Common stock to be returned ($.001 par value,
   80,000 common shares)                                                    (80)
   Additional paid-in-capital                                         1,124,360
   Accumulated deficit                                               (1,264,509)
                                                                   ------------
      TOTAL STOCKHOLDERS' DEFICIT                                      (138,117)
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $      2,521
                                                                   ============


    The accompanying notes are an integral part of these financial statements






                                        PING CHUAN PHARMACEUTICAL, INC.
                                              F/K/A XENICENT, INC.
                                  CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
===============================================================================================================

                                           Three  Months Ended  June  30,         Six  Months Ended  June  30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------

REVENUE  AND  COST  OF  SALES:
   Sales                                  $          -        $          -       $          -      $          -
   Cost of sales                                     -                   -                  -                 -
                                          ------------        ------------       ------------      ------------
      Gross Profit                                   -                   -                  -                 -
                                          ------------        ------------       ------------      ------------

OPERATING  EXPENSES:

   Selling, general and administrative          17,090              83,775             22,944           111,254
                                          ------------        ------------       ------------      ------------
      TOTAL EXPENSES                            17,090              83,775             22,944           111,254
                                          ------------        ------------       ------------      ------------

      OPERATING LOSS                           (17,090)            (83,775)           (22,944)         (111,254)
                                          ------------        ------------       ------------      ------------

OTHER  EXPENSE:
   Interest expense                             (1,617)               (883)            (3,133)           (1,564)
                                          ------------        ------------       ------------      ------------
      TOTAL OTHER EXPENSE                       (1,617)               (883)            (3,133)           (1,564)
                                          ------------        ------------       ------------      ------------

      NET LOSS                            $    (18,707)       $    (84,658)      $    (26,077)     $   (112,818)
                                          ============        ============       ============      ============


   Basic & fully diluted loss per share          (0.01)              (0.04)             (0.01)            (0.05)
                                          ============        ============       ============      ============

   Weighted average common shares
   outstanding                               2,112,404           2,043,067          2,112,404         2,054,733
                                          ============        ============       ============      ============





    The accompanying notes are an integral part of these financial statements





                                PING CHUAN PHARMACEUTICAL, INC.
                                      F/K/A XENICENT, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
==========================================================================================================

                                                                                  2004            2003
                                                                              ------------    ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net income (loss)                                                          $    (26,077)   $   (112,818)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation                                                                     240             580
      Common stock issued for services                                                   -          87,500
      Increase  (decrease)  in  operating  liabilities:
         Accounts payable and accrued expenses                                     (11,032)         (2,486)
                                                                              ------------    ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (36,869)        (27,224)
                                                                              ------------    ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
   Acquisitions of property, plant and equipment                                         -          (2,400)
                                                                              ------------    ------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             -          (2,400)
                                                                              ------------    ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Proceeds from stockholder loans                                                  36,979          27,200
                                                                              ------------    ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                  36,979          27,200
                                                                              ------------    ------------

         NET DECREASE IN CASH AND CASH EQUIVALENTS                                     110          (2,424)

CASH  AND  CASH  EQUIVALENTS:
   Beginning of year                                                                   731           2,512
                                                                              ------------    ------------

   End of period                                                              $        841    $         88
                                                                              ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
INVESTING INFORMATION:
   Common stock issued to others for services                                 $          -    $     87,500
                                                                              ============    ============
   Cash paid during the year for interest                                     $          -    $          -
                                                                              ============    ============




    The accompanying notes are an integral part of these financial statements



                         PINGCHUAN PHARMACEUTICAL, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            June 30, 2004 (UNAUDITED)


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

     In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2004, the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The results for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

     Diluted earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The company does not have any dilutive securities outstanding as of June 30, 2004.

NOTE  2  -  REORGANIZATION

     Pursuant to the Letter of Intent dated March 22, 2004 between and among Xenicent, Inc., the predecessor of Pingchuan Pharmaceutical, Inc., ("Xenicent"), Duane Bennett and Harbin Ping Chuan Yao Ye Gu Fen You Xian Gong Si, a corporation organized and existing under the laws of the Peoples' Republic of China ("Ping Chuan"), on June 22, 2004, Xenicent executed a plan of exchange pursuant to which Xenicent agreed to issue 70,000,000 new investment shares of common stock to the shareholders of Ping Chuan in exchange for all of their shares of capital stock of Ping Chuan. As a result of the exchange transaction, Ping Chuan became a wholly-owned subsidiary of Pingchuan Pharmaceutical, Inc., and the Ping Chuan shareholders control approximately 98% of the issued and outstanding shares of Pingchuan Pharmaceutical, Inc. As part of the transaction, Xenicent agreed to change its corporate name to Pingchuan Pharmaceutical, Inc. and obtain a new stock ticker symbol.

     On July 28, 2004, Xenicent changed its name to Pingchuan Pharmaceutical, Inc. (the "Company") and increased its authorized shares of common stock from 50,000,000 to 150,000,000 by filing Articles of Amendment with the Secretary of State of the State of North Carolina. In addition, on August 3, 2004, the Over-the-Counter Bulletin Board awarded the new trading symbol of "PGCN" to the Company.

     The exchange transaction was consummated on August 11, 2004. As a result, the audited financial statements of the Company and proforma combined financial statements will be filed within 60 days of the date.

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

     During the six months ended June 30, 2004, Xenicent received $36,979 in loan proceeds from its President and Chief Executive Officer. The loan is unsecured, due on demand and bears interest at 6% per annum. The proceeds from the loan were used for working capital purposes.

NOTE  4  -  STOCKHOLDERS'  EQUITY

     Xenicent's Board of Directors adopted a 5:1 reverse stock split on March 30, 2004, which became effective on April 20, 2004. The reverse stock split combines Xenicent's outstanding Common Stock on the basis of 5 outstanding shares being combined into 1 outstanding share. Each shareholder's percentage ownership in Xenicent will remain essentially unchanged as a result of the reverse stock split. All amounts have been retroactively restated to reflect the reverse stock spilt.

NOTE  5  -  GOING  CONCERN  CONSIDERATION

     The Company has suffered recurring losses, has negative cash flows from operations of $36,869 and has an accumulated deficit of $1,264,509 on June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and/or enact a business combination. The merger with Ping Chuan is also intended to address this situation. These financial statements do not include any adjustments that might result from this merger.

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

     Pursuant to and at the closing of the plan of exchange, which occurred on August 11, 2004, the shareholders of Ping Chuan (the "Ping Chuan Shareholders") exchanged all of their registered capital of Ping Chuan for 70,000,000 shares of common stock of the Company, or 98% of the Company's then outstanding common stock. Upon completion of the exchange, Ping Chuan became a wholly-owned subsidiary of the Company and the Ping Chuan Shareholders transferred RMB 1,030,000 in registered share capital (representing US$124,848) of Ping Chuan to the Company.

     The consummation of the exchange transaction has had several additional consequences. Chairman Duane Bennett filled five vacancies on the Board of Directors of the Company with designees of Ping Chuan and then he resigned. The names and positions of these individuals are: Mr. Zhanwu Hu, Chairman of the Board and President; Mr. Qitai Yao, Director and CEO; Mr. Yi Xiao, Director, Vice President and Vice General Manager; Mr. Xichen Gao, Director, Vice President and Vice General Manager; and Ms. Chunli Li, Director, Vice President and Vice General Manager. Reference is made to a Current Report on Form 8-K, dated August 11, 2004, filed by the Company with the Commission, for a description of the backgrounds and shareholdings of each of these directors and officers.

     In addition, Bennett and the other founding principals of Xenicent received the last of their payments of cash and notes totaling $400,000 in exchange for tendering their 1,560,000 shares of common stock of the Company for cancellation.

     Our Ping Chuan subsidiary is an integrated pharmaceutical company located in Harbin, Peoples' Republic of China, which produces antibiotics, medicine in capsule form, traditional Chinese medicine and other products. It had unaudited revenue of approximately US$1.6 million in fiscal 2003, and over 50 employees. Ping Chuan was established in 2001, and its modern factory is located in an economic technology development zone in Harbin. Many of Ping Chuan's employees are highly educated, and include engineers with advances degrees, pharmacists and college graduates with bachelor degrees.

     As mentioned above, Ping Chuan's products include antibiotics, chemical medical capsules and traditional Chinese medicine. Ping Chuan also produces medical intermediates and pharmaceutical preparations, as well as medical instruments and health care food and other related products. These products are sold in all of the provinces of China, and in the municipalities and autonomous regions in China. Ping Chuan also has an active export business, particularly to Russia. Ping Chuan's business plan includes raising capital for growth in the capital markets of the United States. This is one of the major reasons Ping Chuan entered into the exchange transaction with Xenicent, which was a company without operations that traded on the Over-The-Counter Bulletin Board. It resulted in Ping Chuan becoming a subsidiary of the newly renamed Pingchuan Pharmaceutical Inc.

COMPETITION

     We expect to encounter intense competition from other pharmaceutical companies having a business objective similar to ours. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than us and there can be no assurances that we will have the ability to compete successfully. Our financial resources are extremely limited in comparison to those of many of our competitors. Management believes, however, that our status as a reporting public entity with access to the U.S. capital markets could give us a competitive advantage over privately held entities having a similar business objective to ours.

RESULTS  OF  OPERATIONS
-----------------------

Net  Income  /  Loss

     The Company had a net loss of $26,077 from continuing operations, or $.01 per common share, for the six months ended June 30, 2004, versus a net loss of $112,818, or $.05 per common share, for the same period ended in 2003. The decrease in net loss from the prior year was primarily due to a decrease in general and administrative expenses, which was $22,944 for the six months ended June 30, 2004, versus $111,254 for the same period ended in 2003.

Sales

     There  were  no  sales  for  the  six  months ended June 30, 2004 and 2003.

Expenses

     Operating expenses for the six months ended June 30, 2004 decreased to $22,944 from $111,254 in the same period in 2003. In comparison with the six-month period ended June 30, 2004, selling, general and administrative expenses decreased due to reduction in consulting fees.

Liquidity  and  Capital  Resources

     On June 30, 2004, the Company had cash of $841 and a $139,797 deficit in working capital. This compares with cash of $88 and a working capital deficit of $75,814 at June 30, 2003. The change in working capital was due primarily to shareholder loans received since the 2003 period.

     Net cash flows used in operating activities were ($36,869) for the six months ended June 30, 2004 as compared with net cash used in operating activities of ($27,224) for the same period in 2003. The increase in cash used in operations was primarily attributable to the increase in net loss for the period.

     Net cash flows used in investing activities was $-0- for the six months ended June 30, 2004 as compared with net cash used in investing activities of ($2,400) in the comparable period in 2003. Cash flows used in investing activities for the six months ended June 30, 2003 were from the acquisition of property, plant and equipment.

     Net cash flows provided by financing activities was $36,979 for the six months ended June 30, 2004 as compared with net cash provided by financing activities of $27,200 in the comparable period in 2003. The cash flows provided by financing activities in both periods were primarily due to loans from stockholders.

     The shareholder loan from Duane Bennett, President and majority shareholder is not evidenced by a written promissory note and bears simple interest at 6% per annum.

     Overall, we have funded our cash needs from inception through June 30, 2004 with a series of debt and equity transactions, primarily with Duane Bennett, our President and majority stockholder. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Our President is under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

     As discussed in this report, our independent auditors have expressed doubt as to our ability to continue as a going concern. Our continued existence is dependent upon our ability to resolve our business and liquidity problems, principally through raising additional capital and increasing our sales. Our plans with regard to this matter are to seek additional capital for operations through either debt or equity and/or enact a business combination. The merger with Ping Chuan is also intended to address this situation.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM  4.  CONTROLS  AND  PROCEDURES

(a) On June 30, 2004, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

None.

Item  3.  Defaults  Upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None.

Item  5.  Other  Information

     Pursuant to the Letter of Intent dated March 22, 2004 between and among Xenicent, Duane Bennett and Harbin Ping Chuan Yao Ye Gu Fen You Xian Gong Si, a corporation organized and existing under the laws of the Peoples' Republic of China ("Ping Chuan"), on June 22, 2004, the Company executed a plan of exchange pursuant to which Xenicent agreed to issue 70,000,000 new investment shares of common stock to the shareholders of Ping Chuan in exchange for all of their shares of capital stock of Ping Chuan. As a result of the exchange transaction, Ping Chuan became a wholly-owned subsidiary of the Company, and the Ping Chuan shareholders control approximately 98% of the issued and outstanding shares of the Company. As part of the transaction, Xenicent agreed to change its corporate name to Pingchuan Pharmaceutical Inc. and stock ticker symbol prior to the Closing.

     On July 28, 2004, Xenicent changed its name to Pingchuan Pharmaceutical, Inc. and increased its authorized shares of common stock from 50,000,000 to 150,000,000 by filing Articles of Amendment with the Secretary of State of the State on North Carolina. In addition, on August 3, 2004, the NASDAQ awarded the new trading symbol of "PGCN" to the Pingchuan Pharmaceutical, Inc.

     On August 11, 2004, the exchange transaction was consummated. As required by Item 7 of Form 8-K, audited financial statements of Ping Chuan and proforma combined financial statements will be filed within 60 days of the date of August 11, 2004.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

     3. Articles of Incorporation with amendments and bylaws are incorporated by reference from Exhibit No. 1 of Form SB-2, as amended, filed with the Commission on or about April 2001.

     31.1 Certifications  of  CEO  pursuant  to  Section  302
     31.2 Certifications of CFO pursuant to Section 302 (Included in Item No. 31.1)
     32.1 Section  1350  Certifications  of  CEO
     32.2 Section  1350  Certifications  of  CFO

(b)  Reports  on  Form  8-K

     A Current Report on Form 8-K was filed with the Commission on April 2, 2004, and is incorporated by reference herein. It reports the authorization by the Board of Directors of a 5:1 reverse stock split and also reports the Company's entering into of letter of intent to consummate an exchange transaction with Harbin Ping Chuan Yi Liao Qi Xie You Xian Gong Si, a corporation organized and existing under the laws of the Peoples' Republic of China.

     A Current Report on Form 8-K was filed with the Commission on June 6, 2004, and is incorporated by reference herein. It reports the termination of the relationship with Giantek Technology Corporation, a Taiwanese corporation that manufactures and distributes Light Emitting Diode (LED) display systems, effective December 30, 2003

     A Current Report on Form 8-K was filed with the Commission on June 22, 2004, and is incorporated by reference herein. It reports the Company entering into a plan of exchange with Harbin Ping Chuan Yi Liao Qi Xie You Xian Gong Si, a corporation organized and existing under the laws of the Peoples' Republic of China ("Ping Chuan"), pursuant to which Ping Chuan will become a subsidiary of the Company.

     A Current Report on Form 8-K was filed with the Commission on June 29, 2004, and is incorporated by reference herein. It reports that the Company may have to file an amended Annual Report on Form 10-KSB for the year ended December 31, 2003 due to the termination of Giantek.

     A Current Report on Form 8-K was filed with the Commission on August 13, 2004, and is incorporated by reference herein. It reports that the Company, Ping Chuan, the Ping Chuan Shareholders and Duane Bennett consummated the exchange transaction on August 11, 2004, pursuant to which the Company underwent a change in control.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PINGCHUAN  PHARMACEUTICAL,  INC.
                                   --------------------------------
                                  (Registrant)




                                   /S/  Zhanwu  Hu,  President
Date:  August  23,  2004           ---------------------------
                                   Zhanwu  Hu,  President