Form 10KSB/A
period 2003-12-31
PINGCHUAN PHARMACEUTICAL INC
filed 2004-10-25
CIK 1121282

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

Number  of  shares  of  preferred  stock  outstanding  as of April 14, 2004: -0-

AMENDMENT: Since this amended filing herein is directly attributable to the correction of an error resulting from the recording of the 2002 Giantek share exchange agreement as a purchase rather than an investment, this above section has not been updated to reflect the number of common and preferred shares and market value for our shares since the prior filing of Form 10-KSB. We deem it to be more decision useful for a reader to view our public SEC filings since the original filing of this 10-KSB.

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

GENERAL  DESCRIPTION  OF  BUSINESS
----------------------------------

     We were incorporated in North Carolina on July 26, 1996 as Great Land Development Co. We changed our name to Xenicent, Inc. on November 8, 2000. Since our incorporation as Great Land Development Co., we have engaged in the business of real estate consulting and purchasing and reselling vacant tracts of land, primarily in the North Carolina area. Pursuant to a Share Exchange Agreement, dated June 27, 2002 (the "Share Exchange Agreement"), we acquired a majority interest in Giantek Technology Corporation ("Giantek"), a Taiwanese corporation that manufactures and distributes Light Emitting Diode (LED) display systems. As of December 30, 2003, we terminated our relationship with Giantek and agreed to transfer our sixty percent majority interest in Giantek back to its former controlling shareholders pursuant to the rescission provisions of the Share
Exchange Agreement, in exchange for the return to us of 80,000 shares of Xenicent common stock.

     Since the termination of our relationship with Giantek, and the agreement to rescind the share exchange which was consummated on June 27, 2002, we no longer controlled any operating businesses until August 11, 2004. The Board of Directors recognized the need to increase shareholder value, and determined that the only way to enhance shareholder value was to effect a Business Combination with Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si, a corporation organized and existing under the laws of the Peoples' Republic of China
("Pingchuan"). This target business is deemed to have significant growth potential which, in the opinion of our management, could provide a profit to both us and our shareholders. See Item 12 herein for a complete discussion of the transaction we have entered into.

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

     We maintain our offices in the United States at P.O. Box 243, Chimney Rock, North Carolina 28720.

Item  3.  Legal  Proceedings

     We are not a party to any legal proceedings, nor, to the best of our knowledge, is any such proceedings threatened or contemplated.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     No  matter  was  submitted  to  a  vote  during  the  fourth  quarter.


                                    PART II
                                    -------

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

(a) Our common stock is currently quoted on the Over-the-Counter Bulletin Board (OTC BB) under the ticker symbol "PGCN." The OTC BB is an electronic quotation system whereby market participants (licensed broker/dealers) make markets and execute trades in their sponsored securities. We began trading on the OTC BB in July of 2001.

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


(b)  Holders.

     The approximate number of record holders of our securities as of the date of this report is approximately 175.

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

Item  6.  Management's  Discussion  and  Analysis

Selected  Financial  Data
-------------------------

For  the  year  ended  December  31,  2003  and  2002.

                                                        2003           2002
                                                     ----------     ----------

   Revenues                                          $      -0-     $      -0-

      Net  Loss                                        (329,544)      (425,565)
      Net  Loss  per  Common  Share                        (.16)          (.23)
   Weighted Average Common Shares Outstanding         2,083,567      1,887,117

At  December  31,  2003  and  2002

                                                        2003           2002
                                                     ----------     ----------

   Total  Assets                                     $    2,651     $  323,192
                                                     ----------     ----------
   Working  Capital  (Deficit)                         (113,960)       (48,676)
   Shareholders'  Equity  (Deficit)                    (112,140)       272,004

No  dividends  have  been  declared  or  paid  during  the  period  presented.

Results  of  Operations
-----------------------

     For  the  years  ended  December  31,  2003  and  2002.

Sales.

     There  were  no  sales  for  the  years  ended  December  31, 2003 or 2002.

Cost  of  Sales.

     There  was no cost of sales for the years ended December 31, 2003 and 2002.

Expenses.

     Total expenses for the year ended December 31, 2003 were $166,341 as compared to $245,386 over the same period in 2002. This represented an decrease of $79,045. The decrease in total expenses was primarily due a reduction in the number of common shares issued for services during the years, which were $105,500 and $189,650 respectively.

     We expect increases in expenses through the year 2004 as we move toward new developments in our business plan.

Income  Taxes

     We did not have any material income tax expense during 2003 and 2002. At December 31, 2003, we had net deferred tax assets of approximately $72,000 resulting from temporary tax differences and net operating losses. The deferred tax credit was reduced by a valuation allowance of the same amount

Income  /  Losses.

     Net loss for the year ended December 31, 2003 was $329,544 as compared to a net loss of $425,565 over the same period in 2002. The losses were primarily attributable to the loss from investment in Giantek, loss from the impairment of a non-marketable security and for non-cash expenses associated with issuing stock for services.

Impact  of  Inflation.

     We believe that inflation has had a negligible effect on operations over the past three years. We believe that it can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity  and  Capital  Resources.

     Cash flows generated by operations were a negative $31,581 for the year ended December 31, 2003 as compared with a negative $42,646 in the same period in 2002. Negative cash flows from operations in 2003 were primarily attributable to our loss from operations, partially offset by the loss from investment in Giantek, loss from the impairment of a non-marketable security and for non-cash expenses associated with issuing stock for services. Negative cash flows from operation in 2002 were primarily attributable to our loss from operations, partially offset by the $189,650 from common stock issued for services and $179,000 loss from the impairment of a non-marketable security.

     Cash flows from investing activities for 2003 were a negative $2,400, attributable to acquisitions of fixed assets.

     Cash flows provided by financing activities were $32,200 for the year ended December 31, 2003 as compared with $33,939 cash generated from financing activities over the same period in 2002. Cash flows provided from financing activities in 2003 and 2002 were $32,200 and $33,939, respectively, primarily attributable to a loan from Mr. Bennett, our President. Mr. Bennett's stockholder loan is unsecured, due on demand and bears interest at 6% per annum. The stockholder loan balance was $73,659 at December 31, 2003.

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

     We had cash on hand of $731 and a working capital deficit of $(113,960) as of December 31, 2003. As of December 31, 2002, we had cash on hand of $2,512 and working capital deficit of $(48,676).

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

Going  Concern.

     As indicated in our accompanying audited financial statements, our independent auditors have expressed doubt as to whether we can continue as a going concern.

Item  7.  Financial  Statements

                          INDEPENDENT AUDITORS' REPORT
                          ----------- ----------------


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

As more fully described in Note I of the notes to financial statements, an error in recording the 2002 investment in Giantek as a purchase, rather than as an investment, resulting in a net overstatement of previously reported assets and liabilities and an understatement in stockholders' equity at December 31, 2002 and an understatement and an overstatement of previously reported net loss for the years ended December 31, 2003 and 2002 respectively were discovered by management of the Company during 2004. Accordingly, the balance sheet as of December 3 1, 2002 and the statements of operations, changes in stockholders' deficit and cash flows for the years ended December 3 1, 2003 and 2002 have been restated to rellect corrections to previously reported amounts.

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


Perrella  &  Associates,  P.A.
Pompano  Beach,  Florida
May  12,  2004,  except  for  Notes  B  and  I  which
are  as  of  June  23,  2004



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
                                                                   ============


    The accompanying notes are an integral part of these financial statements




                                 XENICENT, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
===============================================================================

                                                      2003              2002
                                                  (As Restated)     (As Restated)
                                                   ----------        ----------

REVENUE AND COST OF SALES:
   Sales                                           $        -        $        -
   Cost of sales                                            -                 -
                                                   ----------        ----------
   Gross Profit                                             -                 -
                                                   ----------        ----------

OPERATING EXPENSES:

   Selling, general and administrative                166,341           245,386
                                                   ----------        ----------
      TOTAL EXPENSES                                  166,341           245,386
                                                   ----------        ----------

      OPERATING LOSS                                 (166,341)         (245,386)
                                                   ----------        ----------

OTHER  INCOME (EXPENSE):
   Interest expense                                    (3,203)           (1,179)
   Loss from investment-Giantek                       (84,000)                -
   Loss from  impairment of non-marketable
   Securities                                         (76,000)         (179,000)
                                                   ----------        ----------
      TOTAL OTHER (EXPENSE)                          (163,203)         (180,179)
                                                   ----------        ----------

      NET LOSS                                       (329,544)         (425,565)
                                                   ----------        ----------

Basic & fully diluted loss per share                    (0.16)            (0.23)
                                                   ==========        ==========

Weighted average common shares outstanding          2,083,567         1,887,117
                                                   ==========        ==========




    The accompanying notes are an integral part of these financial statements




                                                   XENICENT, INC.
                                  STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                   (As Restated)
===============================================================================================================================

                               Preferred Stock,       Common Stock,        Common Stock
                                  $.001 Par            $0.001 Par         to be Returned
                               ----------------   ---------------------  ----------------  Additional
                                                                                           Paid-in      Accumulated
                               Shares    Amount     Shares      Amount    Shares   Amount  Capital      Deficit         Total
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, January 1, 2002           -         -    1,769,000      1,769         -       -     490,473      (483,323)      8,919

Common stock issued for
services received                   -         -       85,400         85         -       -     189,565             -     189,650

Common stock issued for
acquisitions                        -         -      182,000        182         -       -     498,818             -     499,000

Net loss                            -         -            -          -         -       -           -      (425,565)   (425,565)
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, December 31, 2002         -         -    2,036,400      2,036         -       -   1,178,856      (908,888)    272,004

Common stock issued for
services received                   -         -       76,000         76         -       -     105,424             -     105,500

Shares to be returned               -         -            -          -   (80,000)    (80)   (159,920)            -    (160,000)

Net loss                            -         -            -          -         -       -           -      (329,544)   (329,544)
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, December 31, 2003         -         -    2,112,400      2,112   (80,000)    (80)  1,124.360    (1,238,432)   (112,040)
                               ======    ======   ==========   ========  ========  ======  ==========   ===========   =========




    The accompanying notes are an integral part of these financial statements





                                 XENICENT, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
===============================================================================

                                                      2003              2002
                                                  (As Restated)     (As Restated)
                                                   ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $ (329,544)       $ (425,565)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation                                      1,160             2,040
      Common stock issued for services                105,500           189,650
      Loss from investment-Giantek                     84,000                 -
      Loss from asset impairment of
      non-marketable security                          76,000           179,000
      Decrease in prepaid expenses                          -             2,500
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses         31,303             9,729
                                                   ----------        ----------
         NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                         (31,581)          (42,646)
                                                   ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property, plant and equipment       (2,400)                -
                                                   ----------        ----------
         NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                          (2,400)                -
                                                   ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stockholder loans                     32,200            33,939
                                                   ----------        ----------
         NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                          32,200            33,939
                                                   ----------        ----------

         NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                              (1,781)           (8,707)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                    2,512            11,219
                                                   ----------        ----------

   End of period                                   $      731        $    2,512
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
                                                   ==========        ==========

    The accompanying notes are an integral part of these financial statements





                                 XENICENT, INC.
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization  - Xenicent, Inc. (the "Company"), a holding company, was organized
------------
under  the  laws  of  the  State  of  North  Carolina  on  July  20,  1996.

In 2002, the Company made an investment in Giantek Technology Corporation, ("Giantek"), see Note B, a corporation formed according to the laws of tile Republic of China, that nmnufactures light emitting diode (LED) display systems. In December 2003, the share exchange agreement for this investment was mutually rescinded, see Note D.

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

Impairment of Long-Lived Assets -The Company evaluates the recoverability of its
-------------------------------
property and equipment and other assets in accordance with Statement of Financial Accounting Standards No.144, Accounting for the Impairment or Disposal of Long-Lived ilssets"CSFAS 144",). SFAS 144 requires recognition of impairnient of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to -fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on January 1, 2002. An impairment of traderight stock is recognized in 2003 and 2002, see Note B.

Advertising  Costs  -  Advertising costs are expensed as incurred. There were no
------------------
expenses incurred relating to advertising during the years ended December 31, 2003 and 2002.

Income  Taxes  -  Income  taxes  are  provided  in  accordance with Statement of
-------------
Financial Accounting Standards No. 109 (SFAS No- 109), ~Accountingjbr Income Taxes. "A defelTed tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.


                                 XENICENT, INC.
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

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

In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted -for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits mid Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 3 1, 2002. The


                                 XENICENT, INC.
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Company does not expect SFAS 146 to have an impact its financial statements once adopted on January I, 2004.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to niake decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15,2003 -for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company plans to adopt this Interpretation III the first quarter of fiscal 2004.

In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21 "), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-2 I is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on the Company's financial statements.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classic' and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classif~' a financial instrument that is within its scope as a liability (or an asset in sonic circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the Company's financial statements.


                                 XENICENT, INC.
                          Notes to Financial Statements
                 For the years ended December 31, 2003 and 2002

NOTE  B  -  IN  VESTMENT  IN  GIANTEK

On June 27, 2002, the Company issued 122,000 shares of it common stock in exchange for 60% of Giantek's issued and outstanding common shares pursuant to a share exchange agreement, ("Agreement").

The agreement calls for the attainment of certain covenants within a 24-month timefrom closing date, or by June 2004, including a guaranteed Company minimum share value and Giantek minimum sales goals. In the event covenants are not met, the Company agrees to either (1) pay in cash the difference to Giantek or (2) return the Giantek shares. The shares of both companies are held in escrow until the end of the 24-month time period. The agreement also provided -for the Company to make a $750,000 working capital contribution to Giantek by October 2003, and extended date. The agreement is accounted for as an investment, rather than a purchase due to the need to satisf~' the above covenants.

On June 3, 2002, the Company entered into a Share Exchange Agreement with Traderight Corporation ("Traderight"), a Florida corporation, to acquire 500,000 shares of Traderight stock in exchange -for 300,000 shares pre-reversed stock split of Xenicent's common stock. Xenieent's stock was trading at $0.85 per share on the date of acquisition therefore, the cost basis for this investment is $255,000. The investment was made in anticipation that Traderight would offer its stock to the public in an initial public offering. The certainty of this offering of Traderight stock is not determinable by the Company. As a result, an impairment of the asset value has been recorded in December 31, 2003 and 2002, in the amount of $76,000 and $179,000, respectively.

NOTE  C  -  AGREEMENT  RESCISSION

Effective December 30, 2003, the Company and Giantek mutually rescinded the share exchange agreement for the Company's 60% investment in Giantek (See Note
B). As part of the rescission agreement, the Company gave back the sixty percent (60%) interest in Giantek in exchange for 80,000 shares of the Company's common stock. Giantek is to retain 30,000 shares of the Company's common stock for 2003 services. The Company issued 12,000 of common stock as a finder's fee in June 2002. The fair value of these transactions, $84,000, was expensed as a result of the agreement rescission.

As a result of the rescission, Giantek will retum 80,000 shares of common stock subsequent to December 31, 2003. These shares have a fair value of$l60,000.


                                 XENICENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE  D  -  GOING  CONCERN  AND  UNCERTAINTY

As reflected in Note C, the Company has mutually rescinded it's share of ownership in Giantek in December 2003. As a result of this rescission, the Company has no assets or operations. This raises substantial doubt about its ability to continue as a going coneem. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement a plan for reorganization and merger as discussion in Note
H. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that action presently being taken to merge the Company and obtain additional funding provides the opportunity for the Company to continue as a going concern.

NOTE  E  -  EQUITY

During the years ended December 31, 2003 and 2002, the Conipany issued 76,000 and 85,400, respectively, shares of its common stock professionals and consultants for services received. The stock was valued at the fair value at the time of issuance, yielding an aggregate value of $105,500 and $189,650, respectively. Included in those shares for each of the years presented in the financial statements, the Company issued 10,000 shares of its common stock pursuant to the 2003 compensatory plan for Giantek's employees. The stock was expensed at a fair value of $12,500 and $20,000, for December 31, 2003 and 2002, respectively.

During the year ended December 31, 2002, the Conipany issued 122,000 shares of its common stock in connection with its investment of 60% of Giantek. The stock was valued at the fair value at the time of issuance, yielding an aggregate value of $244,000.

During the year ended December 31, 2002, the Conipany issued 60,000 shares of its common stock in connection with its acquisition of 500,000 shares of Traderight Corporation, a licensed securities broker-dealer. The stock was valued at the -fair value at the time of issuance, yielding an aggregate value of $255,000.

During the year ended December 31, 2003, the Company's Board of Directors has authorized options to purchase 20,000 shares of the Company's common stock at $.85. However, to date no options have been issued.


                                 XENICENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 For the years ended December 31, 2003 and 2002

NOTE  F  -  INCOME  TAXES

Deferred income tax assets for 2003 and 2002 reflect the impact of temporary differences between assets and liabilities for financial statement and income tax purposes. The difference primarily relates to net operating losses. A valuation allowance has been recorded, to the extent of deferred tax assets, due to the uncertainty of realizing the net deferred tax asset for accumulated net operating losses.

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

NOTE  H  -  SUBSEQUENT  EVENT

On March 22, 2004, the Company executed a Letter of Intent with Harbin Ping Chun Yao Ye Gu Fen You Xian Gong Si, a corporation organized and existing under the laws of the Peoples Republic of China ("Ping Chun"), which contemplates a plan of exchange pursuant to which the Conipany will issue 70,000,000 new investment shares of common stock to the shareholders of Ping Chun in exchange for all of their shares of capital stock of Ping Chun. As a result of the exchange transaction, Ping Chun will become a wholly-owned subsidiary of the Company, and the Ping Chun Shareholders will control approximately 96% of the issued and outstanding shares of the Company.

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

In connection with the proposed Plan of Exchange and the reorganization contemplated thereby, the Board of Directors of the Company on March 30, 2004, adopted a resolution approving a -five to one reverse split of comnion stock to holders of record as of April 15, 2004. All common stock aniounts in the accompanying financial statements have been retroactively restated to reflect this capitalization change.


                                 XENICENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE I- RESTATEMENT OF FINANCIAL STATEMENTS RESULTING FROM THE CORRECTION OF AN ERROR

The accompanying statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002 have been restated to correct an error resulting in recording the 2002 Giantek share exchange agreement as a purchase rather than an investment (See Note B). The completion of the share exchange was dependent upon the Company funding $750,000 to Giantek, among other covenants as further discussed in Note B, that was not funded and consummated.

The error resulted in the Company using purchase accounting for recording Giantek assets, liabilities and stockholders' equity in 2002. The effect of the error at December 31, 2002 was to increase assets by $1,325,248, increase liabilities and minority interest by $1,481,738 and decrease stockholders' equity $156,490. The agreement was rescinded in 2003, as discussed in Note C, and therefore the error had no effect on the December 31, 2003 balance sheet.

Also, as a result of the correction, operating expenses decreased by $138,607, other expense decreased by $49,952, minority interest in loss of subsidiary decreased by $75,424 and net loss decreased by $113,135 for the year ended December 31, 2002 and other expenses increased by $84,000, loss from discontinued operations decreased by $29,135 and net loss increased by $113,135 for the year ended December 31, 2003.

The net effect of the errors on basic and fully diluted loss per share was to reduce previously reported loss per share of $.29 to $.23 for the year ended December 31, 2002 and increase previously reported loss per share of $.10 to $.16 for the year ended December 31, 2003.


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

     Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

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

Significant  Employees.

     Other  than  our  officer,  we  have  no  significant  employees.

Family  Relationships.

     None.

Legal  Proceedings.

     No officer, director, or persons nominated for such positions and no promoter or significant employee of us has been involved in legal proceedings that would be material to an evaluation of our management.

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

Item 11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     Since this amended filing herein is directly attributable to the correction of an error resulting from the recording of the 2002 Giantek share exchange agreement as a purchase rather than an investment, this section has not been updated to reflect the security ownership of certain beneficial owners and management since the prior filing of Form 10-KSB. We deem it to be more decision useful to present this Item 11 section as originally filed since a reader can view our public SEC filings since the original filing of the 10-KSB. The following tables set forth the ownership, as of April 14, 2004, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

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
                   Directors as a
                   Group (2)




Changes  in  Control.

     There are currently no arrangements, which would result in a change in our control. There was a change in control since our original 10-KSB filing relating to the business combination with Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si as discussed in Item 12 below.

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

Item 12.  Certain  Relationships  and  Related  Transactions

     On June 22, 2004, we executed a Plan of Exchange between and among us, Duane Bennett and Harbin Ping Chun Yao Ye Gu Fen You Xian Gong Si, a corporation organized and existing under the laws of the Peoples' Republic of China ("Ping Chun"). On July 28, 2004, pursuant to the agreement, we also changed our name to Pingchuan Pharmaceutical Inc. and increased our authorized shares of common stock from 50,000,000 to 150,000,000 by filing Articles of Amendment with the Secretary of State of the State of North Carolina. In addition, on August 3, 2003, the NASDAQ awarded the new trading symbol of "PGCN" to the Pingchuan Pharmaceutical Inc.

     Pursuant to and at the closing of the agreement on August 11, 2004, the shareholders of Pingchuan exchanged all of their registered capital of Pingchuan for 70,000,000 shares of our common stock. As a result of the exchange transaction, Ping Chun became our wholly-owned subsidiary, and the Ping Chun Shareholders controlled approximately 98% of our issued and outstanding shares. A copy of the Plan of Exchange was filed and attached as a Current Report on Form 8-K filed with the Commission on August 13, 2004, and is incorporated by reference herein.

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
Notes  to  Financial  Statements                                  F-7-14

2.   Exhibits
     3. Articles of Incorporation as amended and bylaws are incorporated by reference to Exhibit No. 1 of Form SB-2 as amended filed July 2001.
     14.1   Code  of  Ethics
     31.1.  Rule  13a-14(a)/15d-14(a)  Certifications of Chief Executive Officer
     31.2.  Rule  13a-14(a)/15d-14(a)  Certifications of Chief Financial Officer
     32.1.  Section  1350  Certifications  of  Chief  Executive  Officer
     32.1.  Section  1350  Certifications  of  Chief  Financial  Officer

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


                                                  XENICENT,  INC.
                                                  ---------------

Date:  October  19,  2004                    By:  /s/  Zhanwu  Hu
                                                  ---------------
                                                  Zhanwu  Hu
                                                  President  and  Director