Form 10QSB
period 2004-09-30
PINGCHUAN PHARMACEUTICAL INC
filed 2004-11-22
CIK 1121282

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
November  18,  2004:  70,842,407

Number of shares of preferred stock outstanding as of November 18, 2004: -0-


                              INDEX TO FORM 10-QSB

                                                                       Page  No.
                                                                       ---------
PART  I
-------

Item  1.  Financial  Statements  -  Unaudited

          Condensed  Balance  Sheet  -  September  30, 2004                    3

          Condensed  Statements  of  Operations  - Three Months
          and Nine Months Ended September  30,  2004  and  2003                4

          Condensed Statements of Cash Flows - Nine Months Ended
          September  30,  2004  and  2003                                      5

          Notes  to  Condensed  Unaudited  Financial  Statements             6-7

Item  2.  Management's Discussion and Analysis of Financial
          Condition  And  Results  of  Operations                              8

Item  3.  Quantitative and Qualitative Disclosures on Market Risk             14

Item  4.  Controls and Procedures                                             15

PART II
-------

Item  1.  Legal  Proceedings                                                  15

Item  2.  Changes in Securities                                               15

Item  3.  Defaults  Upon  Senior  Securities                                  15

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         15

Item  5.  Other  Information                                                  15

Item  6.  Exhibits                                                         16-18


                 PING CHUAN PHARMACEUTICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2004 (UNAUDITED)
==============================================================================

                                     ASSETS

CURRENT  ASSETS:
   Cash and cash equivalents                                      $     61,700
   Receivable, other                                                     6,745
   Prepaid expenses                                                     71,144
   Due from stockholder                                                 80,000
                                                                  ------------
      TOTAL CURRENT ASSETS                                             219,589
                                                                  ------------

OTHER ASSETS:                                                                -
                                                                  ------------

      TOTAL ASSETS                                                $    219,589
                                                                  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT  LIABILITIES:
   Other payables and accrued expenses                                  14,587
   Accrued taxes                                                         5,492
   Convertible notes payable                                            80,000
                                                                  ------------
      TOTAL CURRENT LIABILITIES                                        100,079
                                                                  ------------

STOCKHOLDERS'  EQUITY:
   Preferred stock ($.001 par value, 5,000,000 shares
   authorized: none issued and outstanding)                                  -
   Common stock ($.001 par value, 150,000,000 shares authorized:
   70,842,407 issued and outstanding)                                   70,842
   Common stock to be returned ($.001 par value,
   110,000 common shares)                                                 (110)
   Additional paid-in-capital                                           50,047
   Accumulated deficit                                                  (1,269)
                                                                  ------------
      TOTAL STOCKHOLDERS' EQUITY                                       119,510
                                                                  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    219,589
                                                                  ============


The  accompanying  notes  are  an  integral  part  of these financial statements



                            PING CHUAN PHARMACEUTICAL, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
===============================================================================================================

                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------

REVENUE  AND  COST  OF  SALES:
   Sales                                  $          -        $          -       $          -      $    118,032
   Cost of sales                                     -                   -                  -           115,075
   Taxes                                             -                   -                  -               519
                                          ------------        ------------       ------------      ------------
      Gross Profit                                   -                   -                  -             2,438
                                          ------------        ------------       ------------      ------------

OPERATING  EXPENSES:

   Selling, general and administrative             586                 227              1,718               801
                                          ------------        ------------       ------------      ------------
      TOTAL EXPENSES                               586                 227              1,718               801
                                          ------------        ------------       ------------      ------------

      NET INCOME (LOSS)                   $       (586)       $       (227)      $     (1,718)     $      1,637
                                          ============        ============       ============      ============

   Basic & fully diluted loss per share          (0.00)              (0.00)             (0.00)             0.00
                                          ============        ============       ============      ============

   Weighted average common shares
   Outstanding                              70,842,407          70,842,407         70,842,407        70,842,407
                                          ============        ============       ============      ============




The  accompanying  notes  are  an  integral  part  of these financial statements




                           PING CHUAN PHARMACEUTICAL, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
==========================================================================================================

                                                                                  2004            2003
                                                                              ------------    ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net income (loss)                                                          $     (1,718)   $      1,637
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     (Increase)  decrease  in  operating  assets:
         Receivable, other                                                               3               1
         Prepaid expenses                                                          (71,144)              -
         Inventories                                                                   430         114,652
      Increase  (decrease)  in  operating  liabilities:
         Other payables and accrued expenses                                           135          12,809
         Accrued taxes                                                                  (3)          5,051
         Foreign Currency translation                                                  (64)             (8)
                                                                              ------------    ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (72,361)        134,142
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:                                                    -               -
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:                                                    -               -
                                                                              ------------    ------------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (72,361)        134,142

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                               134,061             145
                                                                              ------------    ------------

   End of period                                                              $     61,700    $    134,287
                                                                              ============    ============

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES  AND  NON-CASH
INVESTING  INFORMATION:
   Common stock issued to others for services                                 $          -    $          -
                                                                              ============    ============
   Cash paid during the year for interest                                     $          -    $          -
                                                                              ============    ============




The  accompanying  notes  are  an  integral  part  of these financial statements



                  PINGCHUAN PHARMACEUTICAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2004 (Unaudited)

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

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The results for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

     Diluted earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The company does not have any dilutive securities outstanding as of September 30, 2004.

NOTE  2  -  REORGANIZATION  AND  STOCKHOLDERS'  EQUITY

     On July 28, 2004, Xenicent changed its name to Pingchuan Pharmaceutical, Inc. ("PGCN") and increased its authorized shares of common stock from 50,000,000 to 150,000,000 by filing Articles of Amendment with the Secretary of State of the State of North Carolina. In addition, on August 3, 2004, the Over-the-Counter Bulletin Board awarded the new trading symbol of "PGCN" to the Company.

     On August 11, 2004, Pingchuan Pharmaceutical, Inc. ("PGCN") consummated an agreement with Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si ("Ping Chuan") a corporation organized and existing under the laws of the Peoples' Republic of China, pursuant to which Ping Chuan exchanged its 1,000,000 RMB capital ($120,779) for 70,000,000 shares of common stock of PGCN. In addition, Ping Chuan paid $400,000 to a PGCN shareholder to purchase and retire 1,300,000 shares PGCN common stock. The PGCN shareholder received $320,000 in cash and notes for $80,000 in satisfaction of the purchase price. As a result of the agreement, the transaction was treated for accounting purposes as a reorganization by the accounting acquirer (Ping Chuan) and as a recapitalization by the accounting acquiree (PGCN).

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

     Due from stockholders, $80,000 represents amounts due from stockholders for payments on $80,000 convertible notes (See Note 4).

NOTE  4  -  CONVERTIBLE  NOTES  PAYABLE

     The $ 80,000 notes payable (two $40,000 each) represents principle of $ 36,700 and accrued interest of $ 3,300, each note, or approximately 9% interest per annum. The notes are to be paid in twelve monthly installments of $ 1,000 each. The balance of $ 28,000, each note, due and payable on August 25, 2005 may be paid, at the option of the Company, in cash or in an equivalent amount of Ping Chuan Pharmaceutical, Inc. stock, determined by the bid price on the OTC Bulletin Board on the date of issuance of such stock.

NOTE  5  -  GOING  CONCERN  CONSIDERATION

     The Company has suffered a loss, has negative cash flows from operations of $72,361 and has an accumulated deficit of $1,269 on September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and enact a business combination. The merger with Ping Chuan is also intended to address this situation.

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

     On July 28, 2004, our name was changed to Pingchuan Pharmaceutical, Inc. pursuant to the plan of exchange with Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si ("Ping Chuan"), a corporation organized and existing under the laws of the Peoples' Republic of China, signed on June 22, 2004 and closed on August 11, 2004. The shareholders of Ping Chuan (the "Ping Chuan Shareholders") exchanged all of their registered capital of Ping Chuan for 70,000,000 shares of common stock of the Company, or 98% of the Company's then outstanding common stock. Upon completion of the exchange, Ping Chuan became a wholly-owned subsidiary of the Company and the Ping Chuan Shareholders transferred RMB 1,000,000 in registered share capital (representing US$120,779) of Ping Chuan to the Company.

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

     In addition, Bennett and the other founding principals of Xenicent received the last of their payments of cash and notes totaling $400,000 in exchange for tendering their 1,300,000 shares of common stock of the Company for cancellation.

     Our Ping Chuan subsidiary is an integrated pharmaceutical company located in Harbin, People's Republic of China, which produces antibiotics, medicine in capsule form, traditional Chinese medicine and other products. It had audited revenue of approximately US$118,007 in fiscal 2003, and over 50 employees. The audited financial statements for the years ended December 31, 2003 and 2002 are filed in an amendment of Current Report on Form 8-K/A, dated October 25, 2004. Ping chuan was established in 2001, and its modern factory is located in an economic technology development zone in Harbin. Most of Ping Chuan's employees are highly educated, including engineers with advances degrees, pharmacists and college graduates with bachelor degrees.

     As mentioned above, Ping Chuan's products include antibiotics, chemical medical capsules and traditional Chinese medicine. Ping Chuan also produces medical intermediates and pharmaceutical preparations, as well as medical instruments and health care food and other related products. These products are sold via nation-wide sales networks in China. Ping Chuan also has an active export business, particularly to Russia. Ping Chuan's business plan includes raising capital for growth in the United States capital markets. This is one of the major reasons Ping Chuan entered into the exchange transaction with Xenicent, a company without operations that was traded on the Over-The-Counter Bulletin Board.
COMPETITION

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

RESULTS  OF  OPERATIONS
-----------------------

Net  Income  /  Loss

     The Company had a net loss of $1,718 from continuing operations, or $0 per common share, for the nine months ended September 30, 2004, versus a net income of $1,637, or $0 per common share, for the same period ended in 2003. The increase in net loss from the prior year was primarily due to an increase in general and administrative expenses, which was $1,718 for the nine months ended September 30, 2004, versus $801 for the same period ended in 2003.

Sales

     There were no sales for the nine months ended September 30, 2004, versus sales revenue of $118,032 for the same period ended in 2003.

Expenses

     Operating expenses for the nine months ended September 30, 2004 increased to $1,718 from $801 in the same period in 2003. An increase of $917 in selling, general and administrative expenses in 2004 was due primarily to the increases in employees' payroll.

Liquidity  and  Capital  Resources

     On September 30, 2004, the Company had cash of $61,700 and working capital surplus of $119,510. The working capital surplus was due primarily to the prepaid expense, which was $71,144 on September 30, 2004.

     Net cash flows used in operating activities were $(72,361) for the nine months ended September 30, 2004 as compared with net cash flows generated by operating activities of 134,142 for the same period in 2003. The increase in cash used in operations was primarily attributable to the prepaid expenses for the period.

     There were no cash flows from investing activities and financing activities in both nine-months periods ended September 30, 2004 and 2003.

     Overall, we have funded our cash needs from inception through September 30, 2004 with a series of debt and equity transactions, primarily with Duane
Bennett, our former President and majority stockholder. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

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

ITEM  4.  CONTROLS  AND  PROCEDURES

(a) On September 30, 2004, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

     On August 11, 2004, the exchange transaction was consummated and on October 25, 2004, audited financial statements of Ping Chuan and proforma combined financial statements were filed in an amendment of Current Report on Form 8-K/A.

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

(b)  Reports  on  Form  8-K

     An amendment of Current Report on Form 8-K/A was filed with the Commission on October 25, 2004, and is incorporated by reference herein. It reports audited financial statements for the years ended December 30, 2003 and 2002 of Ping Chuan and pro forma combined financial statements.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PINGCHUAN  PHARMACEUTICAL,  INC.
                                   --------------------------------
                                  (Registrant)




                                   /S/  Zhanwu  Hu,  President
Date:  November  19,  2004         ---------------------------
                                   Zhanwu  Hu,  President