Form 10KSB
period 2004-12-31
PINGCHUAN PHARMACEUTICAL INC
filed 2005-04-21
CIK 1121282

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 333-52472

PINGCHUAN PHARMACEUTICAL, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	36-4344865 (IRS Employer identification No.)

32 Ganshui Rd., Harbin, Heilongjiang, P.R.China (Address of principal executive offices)	(86451) 8271-3712 (Issuer's telephone number, including area code)

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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. ☒

State issuer's net revenues for its most recent fiscal year: $38,882.

As of March 31, 2005, there were 71,681,407 common shares outstanding and the aggregate market value of the common shares (based upon the close price of $.20 reported by brokers) held by non-affiliates was approximately $6,999,641.

Transitional Small Business Disclosure Format (check one): Yes ☐ No☒

Number of shares of common stock outstanding as of March 31, 2005: 71,681,407

Number of shares of preferred stock outstanding as of March 31, 2005: -0-

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Business

GENERAL DESCRIPTION OF BUSINESS

Xenicent, Inc. was incorporated under the laws of the State of North Carolina. We engaged in the business of real estate consulting as well as purchasing and reselling vacant tracts of land, primarily in the North Carolina area.

On July 28, 2004, we changed our name to Pingchuan Pharmaceutical, Inc. (“PGCN”) pursuant to the plan of exchange with Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si (“Pingchuan Yi Liao”), a corporation organized and validly existing under the laws of the People’s Republic of China since its formation on December 7, 2001. The plan of exchange was signed on June 22, 2004 and consummated on August 11, 2004. The shareholders of Pingchuan Yi Liao (the “Pingchuan Shareholders”) exchanged all of their registered capital in Pingchuan Yi Liao for 70,000,000 shares of PGCN common stock, equating to 98% of our then outstanding common stock. Upon completion of the share exchange, Pingchuan Yi Liao became our wholly-owned subsidiary. We filed a report on Form 8-K with the Securities and Exchange Commission on June 22, 2004 reporting the Acquisition.

Before the Acquisition, Pingchuan Yi Liao’s operations focused on sales of medical equipment, such as infusion apparatus and respirator equipment. Substantially all of Pingchuan Yi Liao’s revenues in 2003 derived from medical equipment sales.

In 2004, our medical equipment sales diminished, and we began to focus on deriving revenue from the medical industry by providing integrated operational management services for a related medical company, Harbin Pingchuan Yao Ye Gu Fen You Xian Gong Si, a corporation validly organized and existing under the laws of the People’s Republic of China (“Gu Fen”). Pingchuan Yi Liao’s major shareholder, Mr. Hu Zhanwu, also owns more than 50% of the common stock of Gu Fen.

In October 2004, we entered into a letter of intent with Gu Fen, pursuant to which Gu Fen agreed to retain our integrated operational management services and pay us a professional service fee of US$48,000 per year, plus 15% of their sales revenue as a commission.

Gu Fen is an integrated pharmaceutical company whose main products are antibiotics, chemical medicine capsules, traditional Chinese medicines, medical instruments, health care food, and other related products.

Based on our agreement and relationship with Gu Fen, we provide Gu Fen with various value-added services, such as formula control, supplier selection, quality assurance, package design services, cost analysis, product packaging and tracking, just-in-time and point-of-use delivery, billing services and post-sales support. We primarily focus on improving their sales growth. Through our management and related services, we are also helping Gu Fen to develop a nation-wide sales network for most of their products. We are seeking opportunities to build strategic partnerships with national chain drugstores so that Gu Fen can distribute their products via an improved national sales network. We believe our services distinguish us from traditional pharmaceutical manufacturers in China, who lack a developed sales network. We also believe our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective in seeking strategic partnerships. Our ability to raise capital in the public market is our strength in negotiating with potential strategic partners. Our developed, customized information systems provide Gu Fen with efficiency and flexibility through our operational management services. This enables Gu Fen to: (1) significantly reduce the direct and indirect costs of production by outsourcing internal purchasing, quality assurance and inventory fulfillment responsibilities; (2) reduce the amount of working capital invested in inventory and floor space; (3) reduce production costs through purchasing efficiencies; and (4) receive expertise in production and package design and marketing. Our strategy to expand sales networks through strategic partnerships with national chain drugstores is designed to enable Gu Fen to grow their sales rapidly in the future; as a result, we will improve our position as a leader in the distribution of pharmaceuticals in China.

COMPETITION

We expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well-established and have extensive experience in the pharmaceutical and medical industries. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than us, and there can be no assurances that we will have the ability to compete successfully. Our financial resources will be extremely limited in comparison to those of many of our competitors. Management believes, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective in forming strategic partnerships with Chinese companies having significant growth potential.

EMPLOYEES

We currently employ 26 staff members. All employees are located in North China. Most of them are highly educated, including senior engineers, pharmacists, and specialists with bachelor or master degrees.

REGULATION

As a pharmaceutical company with its main business in China, we are subject to extensive regulations by the Chinese government, primarily by the State Food and Drug Administration (the "SFDA"), the Pharmaceutical Administrative Law, and other related statutes and regulations. These regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, pricing, advertising and promotion of Gu Fen’s drug products. Failure to comply with the Pharmaceutical Administrative Law and other governmental requirements can result in a variety of adverse regulatory actions, including but not limited to the seizure of company products, demand for a product recall, total or partial suspension of production, refusal by the SFDA to approve new products and withdrawal of existing product approvals. In addition, the SFDA set up a classification administrative system in 1999 for prescription and over-the-counter drugs. Since then, the SFDA has issued a series of guidelines for interpretation of the new classification system for labeling, usage instructions and packaging of over-the-counter products. The SFDA currently requires that pharmaceutical manufacturers clearly label drugs for over-the-counter sales and distinguish them from those to be sold in hospitals.

    The SFDA recently implemented new guidelines for licensing of pharmaceutical products, pursuant to which all existing manufacturers with licenses, which are currently valid subject to the previous guidelines, were required to apply for Good Manufacturing Practices Certification by June 30, 2004, and to receive approval by December 31, 2004. As a result, we submitted our application to the SFDA within the required time period. We believe that we will pass the certification process and that our current licenses will be renewed pursuant to the new guidelines.

    We have instituted such policies as required by the SFDA. To date, we have never experienced any problems with compliance with the regulations of the SFDA. We have never been investigated for noncompliance by this agency nor to the best of our knowledge have we violated any regulations of the SFDA.

ADDITIONAL FINANCINGS

    We may need to raise additional funds to meet operating requirements in the future. If we raise additional funds through issuance of equity related or debt securities, such securities may have rights to obtain our common stock, such as warrants or options. Shareholders may experience additional dilution from exercise of these financial instruments. We cannot be certain that additional financing will be available when required or at all.

Item 2. Properties

    We currently own no real property or facilities. We have an arrangement with our related company, Harbin Pingchuan Yao Ye Gu Fen You Xian Gong Si (“Gu Fen”), a company also controlled by current management, whereby we receive a free sublease for approximately 400 square meters of office space on the third floor of an office building in the city of Harbin. Gu Fen has a lease on this property from February 1, 2004 through January 31st, 2007, and our arrangement is for the same period of time. Our full address is: 32 Ganshui Road, Harbin, Heilongjiang, P.R. China.

Item 3. Legal Proceedings

    We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote during the fourth quarter.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

(a)
The principal market in which the common stock is traded is the Over-the-Counter Bulletin Board. The table below presents the high and low bid price for our common stock each quarter in 2003 and 2004 and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. We obtained the following information from brokers who make a market in our securities.

	Bid
Quarter Ended	Low	High

03/31/03	.11	.11
06/30/03	.67	.73
09/30/03	.33	.51
12/31/03	.25	.36

03/31/04	.23	.23
06/30/04	.18	.18
09/30/04	.25	.25
12/31/04	.20	.20

(b)	Holders. The approximate number of holders of record of our Common Stock as of March 31, 2005 was 1,969.

(c)	We have not paid dividends from inception to date and do not currently intend to do so.

Penny Stock Characterization

    Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, which are generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock. These will impose restrictions on the marketability of the common stock.

    Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of selling security holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

    These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price of our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

    We have no outstanding options and no outstanding warrants.

Item 6. Management’s Discussion and Analysis

The discussion contained in this prospectus contains “forward-looking statements” that involve risk and uncertainties. These statements may be identified by the use of terminology such as “believes”, “expects”, “may”, or “should”, or “anticipates”, or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus. Important factors that could cause or contribute to such differences include those discussed under the caption entitled “risk factors,” as well as those discussed elsewhere in this prospectus.

INTRODUCTION

Xenicent, Inc. was incorporated under the laws of the State of North Carolina. We engaged in the business of real estate consulting as well as purchasing and reselling vacant tracts of land, primarily in the North Carolina area. Currently, our revenue streams come from Pingchuan Yi Liao, our wholly-owned subsidiary which was acquired on August 11, 2004.

Before the Acquisition, Pingchuan Yi Liao’s operations focused on sales of medical equipment, such as infusion apparatus and respirator equipment. Substantially all of Pingchuan Yi Liao’s revenues in 2003 derived from medical equipment sales.

In 2004, our medical equipment sales diminished, and we began to focus on deriving revenue from the medical industry by providing integrated operational management services for a related medical company, Pingchuan Yao Ye Gu Fen You Xian Gong Si, a corporation validly organized and existing under the laws of the People’s Republic of China (“Gu Fen”). Pingchuan Yi Liao’s major shareholder, Mr. Hu Zhanwu, also owns more than 50% of the common stock of the Gu Fen company.

In October 2004, we entered into a letter of intent with the Gu Fen Company, pursuant to which the Gu Fen company agreed to retain our integrated operational management services and pay us a professional service fee of US$48,000 per year, plus 15% of their sales revenue as a commission.

Selected financial data
	Year Ended December 31
	2004	2004
Net Sales	$38,882	$118,007
Net (Loss) / Income	(193,158)	899
Net Loss per Common Share	**	**
Weighted Average
Common Shares Outstanding	70,370,890	70,000,000

As of December 31,	As of December 31,
	2004	2003
Total Assets	$40,313	$214,430
Working Capital	(71,920) 121,238
Shareholders’ Equity (Deficit)	(71,920)	121,238

** Less than $.01

No dividends have been declared or paid for any of the periods presented.

Results of Operations

For the years ended December 31, 2004 and 2003.

Sales.

    There was sales revenue of $38,882 for the year ended December 31, 2004, versus sales revenue of $118,007 for the same period ended in 2003. The difference is attributable to the fact that in 2203, substantially all of our revenue derived from sales of medical equipment. The sales in 2004 are primarily attributable to the receipt of professional service fees in connection with our integrated management consulting services to a related company (Gu Fen) based on a negotiated contract basis.

Cost of Sales.

    Costs for sales differed significantly between fiscal year 2003 and 2004 due to the different revenue streams. In 2003, substantially all of our revenue derived from sales of medical equipment, while in 2004 substantially all of our revenue derived from management consulting services.

    There was cost of sales of $2,158 for the year ended December 31, 2004, versus cost of sales of $115,569 for the same period ended in 2003. Cost of sales as a percentage of sales was 6% for 2004 and was 98% in 2003. The significant decrease in cost of sales as a percentage of sales was due to the cost of sales in 2004 primarily related to our professional service which had limited cost, versus the cost of sales in 2003 consisting of purchase price for our medical equipment plus other direct costs associated with making the products available for resale.

Expenses.

    Operating expenses for the year ended December 31, 2004 increased to $218,723 from $1,096 in the same period in 2003. An increase of $217,627 in general and administrative expenses in 2004 was due primarily to the increases in professional fees and employees' payroll, as 2004 began the first full year of our operations under our integrated management service agreement.

Income / Losses.

    We had a net loss of $193,158, or less than $.01 per common share, for year ended December 31, 2004, versus net income of $899, or less than $.01 per common share, for the same period ended in 2003. The increase in net loss for 2004 from the prior year was primarily due to an increase in operating expenses over an increase in gross profit, plus the effects of income taxes.

Impact of Inflation.

    We believe that inflation has had a negative impact on our results of operations since inception. Until we are able to significantly sell products and generate revenue we will be unable to pass on inflationary increases in our expenses through increases in revenue.

Liquidity and Capital Resources.

    On December 31, 2004, we had cash of $1,431 and working capital deficit of $71,920. The working capital deficit was due primarily to the accounts payable and accrued liabilities of $21,991, the notes payable of $70,000 and the income tax payable of $18,732, partially offset by the accounts receivable of $38,882.

    On December 31, 2003, we had cash of $1,133 and working capital deficit of $11,629. The working capital deficit was due primarily to the lack of assets compared to liabilities at December 31, 2003 for accounts payable, accrued expenses, amounts due to a related party, amounts due to a director and stockholder and taxes payable.

    Net cash flows used in operating activities were $197,236 for the year ended December 31, 2004 as compared with net cash flows provided by operating activities of $128,092 for the same period in 2003. The decrease in cash provided by operations was primarily attributable to the decrease in accounts receivable and inventories for the 2004 period.

    There were no cash flows from investing activities in both twelve month periods ended December 31, 2004 and 2003.

    Net cash flows provided by financing activities were $197,534 for the year ended December 31, 2004 as compared with net cash flows used in financing activities of $127,104 for the same period in 2003. The increase in cash provided by financing activities was primarily attributable to due from stockholders of $132,867, proceeds from notes payable of $80,000, partially offset by the repayment of notes payable of $10,000 for the 2004 period.

    Overall, we have funded our cash needs from inception through December 31, 2004 with a series of debt transactions. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

Going Concern Opinion.

    As discussed in this report, we had an accumulated deficit of $192,708 at December 31, 2004 that included a net loss of $193,158 for the year ended December 31, 2004. Our working capital deficit was $71,920 and our cash flows used in operations was $197,236. Our independent auditors have expressed doubt as to our ability to continue as a going concern. Our continued existence is dependent upon our ability to resolve our business and liquidity problems, principally through raising additional capital and increasing our sales. Our plans with regard to this matter are to seek additional capital for operations through either debt or equity and enact a business combination. The merger with Pingchuan Yi Liao is also intended to address this situation.

Item 7. Financial Statements

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Pingchuan Pharmaceutical, Inc. (Previously Xenicent, Inc.) and Subsidiary

We have audited the accompanying consolidated balance sheet of Pingchuan Pharmaceutical, Inc. (Previously Xenicent, Inc.) and subsidiary as of December 31, 2004 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2004 (consolidated) and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pingchuan Pharmaceutical, Inc. (Previously Xenicent, Inc.) and subsidiary, as of December 31, 2004 (consolidated), and the results of its operations and its cash flows for the years ended December 31, 2004 (consolidated) and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company had a net loss of $193,158, an accumulated deficit of $192,708 and a working capital of $71,920 and used cash in operations of $197,236. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 7. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JIMMY C.H. CHEUNG & CO Certified Public Accountants

Date: April 12, 2005	By:
JIMMY C.H. CHEUNG
Hong Kong

304 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk Website: http://www.jimmycheungco.com

PINGCHUAN PHARMACEUTICAL, INC.
(PREVIOUSLY XENICENT, INC.)
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2004

The accompanying notes are an integral part of these financial statements

PINGCHUAN PHARMACEUTICAL, INC.
(PREVIOUSLY XENICENT, INC.)
AND SUBSIDIARY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

The accompanying notes are an integral part of these financial statement

PINGCHUAN PHARMACEUTICAL, INC.
(PREVIOUSLY XENICENT, INC.)
AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

The accompanying notes are an integral part of these financial statements

`
PINGCHUAN PHARMACEUTICAL, INC.
(PREVIOUSLY XENICENT, INC.)
AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

The accompanying notes are an integral part of these financial statements

PINGCHUAN PHARMACEUTICAL, INC.
(PREVIOUSLY XENICENT, INC.)
AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Xenicent, Inc. (“Xenicent”) was organized under the laws of the State of North Carolina on July 20, 1996. Xenicent is authorized to issue 50,000,000 shares of common stock of $0.001 par value and 50,000,000 shares of preferred stock of $0.001 par value. Xenicent is a non-operative holding company of Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si ("Heilongjiang Pingchuan"), a corporation organized and existed under the laws of the Peoples' Republic of China (“PRC”) and is primarily engaged in the sale of medical equipment and the providing of consultation services in the pharmaceutical business.

On June 22, 2004, Xenicent executed a Plan of Exchange (“the Agreement") with all the shareholders of Heilongjiang Pingchuan to exchange 70,000,000 shares of common stock of the Company for 100% of the registered capital of Heilongjiang Pingchuan. On July 28, 2004, Xenicent changed its name to Pingchuan Pharmaceutical, Inc. (“Pingchuan Pharmaceutical “) and increased its authorized shares of common stock from 50,000,000 to 150,000,000 by filing Articles of Amendment with the Secretary of State in the State of North Carolina.

The Agreement was consummated on August 11, 2004. As a result of the Agreement, the transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (Heilongjiang Pingchuan) and as a reorganization of the accounting acquiree (Pingchuan Pharmaceutical). Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost; and

(2)	The statements of operations include the operations of the acquirer for the years presented and the operations of the acquiree from the date of the merger.

Pingchuan Pharmaceutical and Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si are hereafter referred to as the Company.

(B)	Principles of consolidation

The accompanying consolidated financial statements for 2004 include the accounts of the Company and its wholly owned subsidiary, Heilongjiang Pingchuan. The financial statements for 2003 include the accounts of Heilongjiang Pingchuan. All significant inter-company accounts and transactions have been eliminated on consolidation.

(C)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of three months or less.

10

PINGCHUAN PHARMACEUTICAL, INC.
(PREVIOUSLY XENICENT, INC.)
AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(E)	Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them. As of December 31, 2004 and 2003, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the financial statements.

(F)	Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

(G)	Revenue recognition

The Company recognizes revenue from the sale of medical equipment at the time of delivery, when title to the products transfer and the customer bears the risk of loss, net of estimated provisions for returns, rebates and sales allowances.

The Company also provides consultation services to a related company based on a negotiated contract basis. The Company recognizes services-based revenue from it contracts when the service has been performed, the customer has approved the completion of services and collectibility is reasonably assured.

(H)	Income taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

PRC income tax is computed according to the relevant laws and regulations in the PRC. The Company’s applicable tax rate has been 33%. The income tax expenses for 2004 and 2003 were $11,160 and $443 respectively.

(I)	Fair value of financial instruments

The respective carrying value of certain on-balance sheet financial instruments approximates their fair values. These financial instruments include cash, accounts payable and accrued liabilities, indebtedness to related parties and notes payable. Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

PINGCHUAN PHARMACEUTICAL, INC.
(PREVIOUSLY XENICENT, INC.)
AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(J)	Foreign currency translation

The functional currency of the Company is the Chinese Renminbi (“RMB”). Transactions denominated in currencies other than RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive income (loss). Cumulative translation adjustment amounts were insignificant at and for the years ended December 31, 2004 and 2003.

(K)	Comprehensive income (loss)

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive income (loss) in the statements of operations and stockholders’ equity. Cumulative translation adjustment amounts were insignificant at and for the years ended December 31, 2004 and 2003.
(L)	Earnings per share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common stocks outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common stocks had been issued and if the additional common stocks were dilutive. There are no potentially dilutive securities for 2004 and 2003.

(M)	Segments

The Company operates in only one segment Thereafter segment disclosure is not presented.

(N)	Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

2. NOTES PAYABLE

Notes payable consisted of two notes of $40,000 each issued to a third party, is unsecured and bears interest at a rate of approximately 9% per annum. The Company scheduled monthly payments, each in the amount of $1,000 starting on July 25, 2004 and ending on June 25, 2005, with the balance of $28,000 due and payable on June 25, 2005, at the option of the Company, in cash or in an equivalent amount of free trading common stock of the Company. As of December 31, 2004, the notes had an outstanding balance of $70,000.

PINGCHUAN PHARMACEUTICAL, INC.
(PREVIOUSLY XENICENT, INC.)
AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

3. COMMITMENTS AND CONTINGENCIES

Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $282 and $120 for 31, 2004 and 2003, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

4. SHAREHOLDERS’ EQUITY-Stock issuances

On June 22, 2004, the Company executed a Plan of Exchange pursuant to which the Company agreed to issue 70,000,000 new shares of common stock to the shareholders of Heilongjiang Pingchuan in exchange for 100% of registered capital of Heilongjiang Pingchuan. The Plan of Exchange was consummated on August 11, 2004.

During 2004, the Company issued 791,407 shares of common stock upon completion of the reverse merger to the existing stockholders of Xenicent, Inc.

5. RELATED PARTY TRANSACTIONS

During 2004, the Company earned management fee of $38,882 from a related company. This amount was outstanding as of December 31, 2004.

In 2004, the Company owed a director $1,510 for short-term advances.

The Company occupies certain office spaces rented by a related company at no charge to the Company.

6. CONCENTRATIONS AND RISKS

During 2004 and 2003, 100% of the Company’s assets were located in China.

The Company relied on one customer for 100% of its revenue in 2004 and 2003.

The Company relied on one supplier for its purchases in 2003. As of December 31, 2003, accounts payable to this supplier amounted to $5,763.

10

PINGCHUAN PHARMACEUTICAL, INC.
(PREVIOUSLY XENICENT, INC.)
AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

7. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $192,708 at December 31, 2004 that includes a net loss of $193,158 for the year ended December 31, 2004. The Company’s total current liabilities exceed its total current assets by $71,920 and the Company used cash in operations of $197,236. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

Item 8. Changes with and Disagreements With Accountants on Accounting and Financial Disclosure

    On or about December 10, 2004, Perrella & Associates, P.A., our independent auditor, resigned.

    Perrella & Associates, P.A.'s reports on our financial statements for the years ended December 31, 2003 and 2002, contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to the uncertainty, audit scope or accounting principles, except that their audit report for the year ended December 31, 2003 contained a going concern qualification because of Perrella & Associates doubt about the ability of us to continue as a going concern. In connection with the prior audits for the fiscal years ended December 31, 2003 and 2002, and the review for the interim period up to and including December 10, 2004, there have been no disagreements with Perrella & Associates, P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Perrella & Associates, P.A. would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods.

    Our Board of Directors has made the decision to engage another auditor. We do not have an audit committee. On or about January 17, 2005, we engaged Jimmy C.H. Cheung & Co., CPA's as our independent auditors.

    Prior to making the decision to retain Jimmy C.H. Cheung & Co., CPA, we have had no prior relationship with Jimmy C.H. Cheung & Co., CPA's or any of its members.

Item 8A. Controls and Procedures

Quarterly Evaluation of Controls

    As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures (“Disclosure Controls”), and (ii) our internal control over financial reporting (“Internal Controls”). This evaluation (“Evaluation”) was performed by our Chief Executive Officer, Yao, Qitai (“CEO”) and by Zhang, Chunman, our Chief Financial Officer (“CFO”). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation (i) with respect to the effectiveness of our Disclosure Controls and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications

    Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the “Rule 13a-14(a)/15d-14(a) Certifications”). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

    Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) our assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

    Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

    The CEO and CFO’s evaluation of our Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

    Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”. These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

    Based upon the Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

    On August 11, 2004, Duane Bennett, the former President, filled five vacancies on the Board of Directors with designees of Pingchuan Yi Liao and then he resigned. The names and positions of these individuals are as follows:

Name	Age	Position
Hu, Zhanwu	50	Chairman of the Board of Directors, President, and Director
Yao, Qitai	46	Chief Executive Officer and Director
Xiao, Yi	65	Vice President and Director
Gao, Xichen	38	Vice President and Director
Li, Chunli		Vice President and Director

    The following is a summary of the business experience and other biographical information with respect to each of the Company’s officers and directors listed in the above-referenced table.

Mr. Hu, Zhanwu - Chairman of the Board and President. Mr. Hu is the founder of Pingchuan, enjoying a successful career in the pharmaceutical industy in Harbin, Peoples' Republic of China. He has extensive experience in managing, running and developing an integrated pharmaceutical company. He has a degree in Literature from Harbin Pedagogic College. He is the owner of 35,700,000 shares of the Registrant, representing 51% of the outstanding shares of common stock.

Mr. Yao, Qitai - Director and CEO. Mr. Yao has held positions at Pingchuan in product manufacturing, sales management and marketing, and strategic planning. He has a bachelor degree in finance from the Harbin Technology University. He is the owner of 160,000 shares of the Registrant, representing 0.22% of the outstanding shares of common stock.

Mr. Xiao, Yi - Director, Vice President and Vice General Manager. Mr. Xiao was one of the founders of Pingchuan. He has experience in all aspects of the organization, as well as foreign trading. He is fluent in Russian and has experience in matter of diplomacy. After graduating from Harbin Education University, he worked as the dean in Harbin Institute of Physical Education and as a General Manager in the Moscow Branch of the Hongkong Chengyue Company.

Mr. Gao, Xichen - Director, Vice President and Vice General Manager. Mr. Gao graduated from Heilongjiang University with the degree of Assistant Engineer. Initially, he was responsible for administration at SongHuaJiang Transportation Bureau, Medicine Management office under the Harbin Economy and Trading Committee. He has developed skills in all aspects of the organization, including the coordination, analyst and management areas, and also possesses comprehensive knowledge in the medical industry. From April, 2004, Mr. Gao has been the Vice General Manager of Pingchuan and plays an important role in developing the Company's high-tech projects. He is the owner of 80,000 shares of the Registrant, representing 0.11% of the outstanding shares of common stock.

Ms. Li, Chunli - Director, Vice President and Vice General Manager. Ms. Li is the Manager of Quality Control at Pingchuan. She received a bachelor degree from Jilin University and first worked at Harbin Hospital and Harbin LingFeng Medicine Company Ltd. as a chemist and manager of Quality Control.

Legal Proceedings.

    No officer, director, or persons nominated for such positions and no promoter or significant employee of our Company has been involved in legal proceedings that would be material to an evaluation of our management.

    There are no arrangements or understandings pursuant to which any were elected as officers.

Audit Committee Financial Expert

    We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of us. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, Our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only two (2) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

    We are presently working with its legal counsel to prepare and adopt a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2004. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10. Executive Compensation

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	Other ($)
Hu, Zhanwu President	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

We have not entered into any other employment agreements with our employees, Officers or Directors. We have no standard arrangements under which we will compensate our directors for their services provided to us.

Item 11. Security Ownership of Certain Beneficial Owners and Management

    The following tables set forth the ownership, as of March 31, 2005, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners (1)(2).

Title of Class	Name and Address	# of Shares	Current % Owned
Common	Hu, Zhanwu 32 Ganshui Rd., Harbin, Heilongjiang, P.R.China	35,700,000	49.8%

Security Ownership of Officers and Directors (2).

Title of Class	Name and Address	# of Shares	Current % Owned
Common	Hu, Zhanwu 32 Ganshui Rd., Harbin, Heilongjiang, P.R.China	35,700,000	49.8%
Common	Xiao, Yi 32 Ganshui Rd., Harbin, Heilongjiang, P.R.China	743,200	1%
Common	Yao, Qitai 32 Ganshui Rd., Harbin, Heilongjiang, P.R.China	160,000	**
Common	Gao, Xichen 32 Ganshui Rd., Harbin, Heilongjiang, P.R.China	80,000	**
Common	All Officers and Directors as a Group (2)	36,683,200	50.8%

**Less than 1%

(1) Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned. We are unaware of any shareholders whose voting rights would be affected by community property laws.
(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above tables and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Changes in Control.

    Pursuant to and at the closing of the Plan of Exchange, dated June 22, 2004, which occurred on August 11, 2004, the shareholders of Pingchuan Yi Liao (the "Pingchuan Shareholders") exchanged all of their registered capital of Pingchuan for 70,000,000 shares of our common stock, or 98% of our then outstanding common stock. Upon completion of the exchange, Pingchuan Yi Liao became our wholly-owned subsidiary.
    Therefore, we have undergone a change in the majority of our directors and, as a result, we have undergone a change of control of the Registrant within the meaning of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). However, since we are not registered under the Securities Exchange Act, there is no obligation for us to prepare and file with the Commission and mail to shareholders an Information Statement on Schedule 14F-1 with respect to such change of control.

Item 12. Certain Relationships and Related Transactions

During 2004, we earned a management fee of $38,882 from a related company. This amount was outstanding as of December 31, 2004.

In 2004, we owed a director $1,510 for short-term advances.

In addition, we occupy certain office spaces rented by a related company at no charge to us.

Item 13. Exhibits and Reports on Form 8-K

(a) Financial Statements
1. The following financial statements of Pingchuan Pharmaceutical are included in Part II, Item 7:
Reports of Independent Registered Public Accounting Firm                                                  F-1
Consolidated Balance Sheet - December 31, 2004                                                                      F-2
Consolidated Statements of Operations - Years Ended
December 31, 2004 and 2003                                                                                          F-3
Consolidated Statements of Stockholders’ Equity - Years Ended
December 31, 2004 and 2003                                                                                          F-4
Consolidated Statements of Cash Flows - Years Ended
December 31, 2004 and 2003                                                                                          F-5
Notes to Consolidated Financial Statements                                                                              F-6-10

2. Exhibits
3. Articles of Incorporation as amended and bylaws are incorporated by reference to Exhibit No. 1 of Form SB-2 as amended filed December 2000.
14.1. Code of Ethics
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1. Section 1350 Certifications of Chief Executive Officer
32.2. Section 1350 Certifications of Chief Financial Officer

(b) Reports on Form 8-K

(1)	On October 25, 2004, we filed an amendment of current report on Form 8-K/A in order to publish our audited financial statements and unaudited pro forma financial statements reflecting a transaction closing on August 11, 2004.

(2)
We filed a current report on Form 8-K, dated January 21, 2005, and two amendments of current report on Form 8-K/A, dated January 25, 2005 and February 10, 2005, respectively, in order to report the changes in our certifying accountant.

Item 14. Principle Accounting Fees

Fees Billed For Audit and Non-Audit Services

    The following table represents the aggregate fees billed for professional audit services rendered to Jimmy C.H. Cheung & Co., CPA, our current independent auditor, for the audit of our annual financial statements for the years ended December 31, 2004 and 2003.

Year Ended December 31	2004

	$21,200	(2)
Audit-Related Fees (3)	-
Tax Fees (4)	-
All Other Fees (5)	-
Total Accounting Fees and Services	$21,200

(1)
Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Jimmy C.H. Cheung & Co., CPA in 2004 relate to the audit of our annual financial statements for the fiscal years ended December 31, 2004 and 2003.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Jimmy C.H. Cheung & Co., CPA after December 2004 were pre-approved by our Board of Directors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Pingchuan Pharmaceutical, Inc.

Date: April 15, 2005	By:	/s/ Hu, Zhanwu
Hu, Zhanwu
President