Form 10KSB/A
period 2004-12-31
PINGCHUAN PHARMACEUTICAL INC
filed 2005-04-29
CIK 1121282

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Selected financial data
	Year Ended December 31
	2004	2003
Net Sales	$38,882	$118,007
Net (Loss) / Income	(193,158)	899
Net Loss per Common Share	**	**
Weighted Average
Common Shares Outstanding	70,370,890	70,000,000

	As of December 31,
	2004	2003
Total Assets	$40,313	$134,430
Working Capital (Deficiency)	(71,920)	(11,629)
Shareholders’ Equity (Deficit)	(71,920)	121,238

** Less than $.01

No dividends have been declared or paid for any of the periods presented.

Results of Operations

For the years ended December 31, 2004 and 2003.

Revenue

    There was sales revenue of $38,882 for the year ended December 31, 2004, versus sales revenue of $118,007 for the same period ended in 2003. The difference is attributable to the fact that in 2003, substantially all of our revenue was derived from the sale of medical equipment. The sales in 2004 were primarily attributable to the rendering of professional service fees in connection with our integrated management consulting services to a related company (Gu Fen) based on a negotiated contract basis.

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

    Net cash flows used in operating activities were $196,806 for the year ended December 31, 2004 as compared with net cash flows provided by operating activities of $121,346 for the same period in 2003. The decrease in cash provided by operations was primarily attributable to the decrease in accounts receivable and inventories for the 2004 period.

    There were no cash flows from investing activities in both twelve month periods ended December 31, 2004 and 2003.

    Net cash flows provided by financing activities were $197,104 for the year ended December 31, 2004 as compared with net cash flows used in financing activities of $120,358 for the same period in 2003. The increase in cash provided by financing activities was primarily attributable to due from stockholders of $132,867, proceeds from notes payable of $80,000, partially offset by the repayment of notes payable of $10,000 for the 2004 period.

    Overall, we have funded our cash needs from inception through December 31, 2004 with a series of debt transactions. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

Going Concern Opinion.

    As discussed in this report, we had an accumulated deficit of $192,708 at December 31, 2004 that included a net loss of $193,158 for the year ended December 31, 2004. Our working capital deficit was $71,920 and our cash flows used in operations was $196,806. Our independent auditors have expressed doubt as to our ability to continue as a going concern. Our continued existence is dependent upon our ability to resolve our business and liquidity problems, principally through raising additional capital and increasing our sales. Our plans with regard to this matter are to seek additional capital for operations through either debt or equity and enact a business combination. The merger with Pingchuan Yi Liao is also intended to address this situation.

Item 7. Financial Statements

PINGCHUAN PHARMACEUTICAL, INC
(PREVIOUSLY XENICENT, INC.)
AND SUBSIDIARY
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

PINGCHUAN PHARMACEUTICAL, INC.
(PREVIOUSLY XENICENT, INC.)
AND SUBSIDIARY

CONTENTS

Pages

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheet as of December 31, 2004	2

Statements of Operations for the years ended December 31, 2004 (Consolidated) and 2003	3

Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2004 (Consolidated) and 2003	4

Statements of Cash Flows for the years ended December 31, 2004 (Consolidated) and 2003	5

Notes to Financial Statements as of December 31, 2004 (Consolidated) and 2003	6 - 10

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company had a net loss of $193,158, an accumulated deficit of $192,708 and a working capital deficiency of $71,920 and used cash in operations of $197,236. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 7. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JIMMY C.H. CHEUNG & CO Certified Public Accountants

Date: April 12, 2005	By:	/S/ JIMMY C.H. CHEUNG
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

3

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

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $192,708 at December 31, 2004 that includes a net loss of $193,158 for the year ended December 31, 2004. The Company’s total current liabilities exceed its total current assets by $71,920 and the Company used cash in operations of $196,806. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
14.1. Code of Ethics*
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer*
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer*
32.1. Section 1350 Certifications of Chief Executive Officer*
32.2. Section 1350 Certifications of Chief Financial Officer*

* Filed Previously

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

Pingchuan Pharmaceutical, Inc.

Date: April 28, 2005	By:	/s/ Hu, Zhanwu
Hu, Zhanwu
President