Form 10QSB
period 2005-03-31
PINGCHUAN PHARMACEUTICAL INC
filed 2005-05-23
CIK 1121282

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

PINGCHUAN PHARMACEUTICAL, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	36-4344865
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

32 Ganshui Rd., Harbin, Heilongjiang, P.R.China
(Address of principal executive offices)

(86451) 8271-3712
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of
May 9, 2005: 72,096,407

Number of shares of preferred stock outstanding as of
May 9, 2005: -0-

Index

ITEM 1.

PINGCHUAN PHARMACEUTICAL, INC.
AND SUBSIDIARY

CONTENTS

                                                                                                                                                                         Pages
__________________________________________________________________________________________

Condensed Consolidated Balance Sheet as of March 31, 2005 (Unaudited)                                                                     4
__________________________________________________________________________________________

Condensed Statements of Operations and Comprehensive Income (Loss) for the three months ended
March 31, 2005 (Consolidated) and 2004 (Unaudited)                                                                                                 5
__________________________________________________________________________________________

Condensed Statements of Cash Flows for the three months ended March 31, 2005 (Consolidated) and
2004 (Unaudited)                                                                                                                                                     6
__________________________________________________________________________________________

Notes to Condensed Consolidated Financial Statements as of March 31, 2005 (Unaudited)                                         7 - 8
__________________________________________________________________________________________

Index

PINGCHUAN PHARMACEUTICAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2005
(UNAUDITED)

The accompanying notes are an integral part of these financial statements

Index

PINGCHUAN PHARMACEUTICAL, INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 (CONSOLIDATED) AND 2004
(UNAUDITED)

The accompanying notes are an integral part of these financial statement

Index

PINGCHUAN PHARMACEUTICAL, INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 (CONSOLIDATED) AND 2004
(UNAUDITED)

The accompanying notes are an integral part of these financial statements

Index

PINGCHUAN PHARMACEUTICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2005
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2005, the results of operations for the three month ended March 31, 2005, and cash flows for the three months ended March 31, 2005. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 REVERSE MERGER

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

Pingchuan Pharmaceutical and Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si are hereafter referred to as the Company.

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements for 2005 and 2004 include the accounts of the Company and its wholly owned subsidiary, Heilongjiang Pingchuan. All significant inter-company accounts and transactions have been eliminated on consolidation.

NOTE 4 USE OF ESTIMATES

The preparation of the financial statements in conformity with US GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates.

Index

PINGCHUAN PHARMACEUTICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2005
(UNAUDITED)

NOTE 5 EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude dilution and are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The company does not have any dilutive securities outstanding as of March 31, 2005.

NOTE 6 NOTE PAYABLE

Balance at March 31, 2005 (unaudited) and December 31, 2004:

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

NOTE 7 SHAREHOLDERS’ EQUITY

Stock issuances

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

During January 2005, the Company issued 1,000,000 shares of common stock for services.

NOTE 8 RELATED PARTY TRANSACTIONS

The Company occupies certain office spaces rented by a related company at no charge to the Company.

The Company owed a director $1,510 for short-term advances as of March 31, 2005 and December 31,2004.

During the quarter, the Company earned management fee of $21,860 from a related company. An amount of $19,673 and $38,882 was outstanding as of March 31, 2005 and 2004 respectively.

During the quarter, the Company recorded additional paid in capital of $46,768 being amount owed to and waived by the stockholders.

NOTE 9 SUBSEQUENT EVENT

During April 2005, the Company issued 415,000 shares of common stock for services with a fair value of $83,000.

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GENERAL DESCRIPTION OF BUSINESS

We were incorporated under the laws of the State of North Carolina on July 26, 1996. On August 11, 2004, we acquired Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si (“Pingchuan Yi Liao”), a corporation organized and validly existing under the laws of the People’s Republic of China since its formation on December 7, 2001.

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

Index

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

Results of Operations

Net Loss

We had a net loss of $166,640, or $0 per common share, for the three months ended March 31, 2005, versus a net loss of $566, or $0 per common share, for the same period ended March 31, 2004. The increase in net loss in the first quarter of 2005 was primarily due to the consulting fee of $200,000 and an increase in general and administrative expenses, which was $13,158 for the three months ended March 31, 2005, versus $566 for the same period ended in 2004.

Revenue
We recorded revenue of $71,860 for the three months ended March 31, 2005, versus sales revenue of $0 for the same period ended in 2004. The revenue for the first quarter of 2005 was due to the rendering of professional service fees from a related company (Gu Fen) and Moscow Sing Sing Share Co. Ltd., based on a negotiated contract basis. The difference is attributable to the fact that the rendering of professional service fees in connection with our integrated management consulting services to Gu Fen commencing from the fourth quarter of 2004.

Index

Expenses

Operating expenses for the three months ended March 31, 2005 increased to $216,458 from $566 in the same period in 2004. An increase of $215,892 in selling, general and administrative expenses in 2005 was due primarily to the consulting fee of $200,000.

Liquidity and Capital Resources

On March 31, 2005, we had cash of $66,598 and working capital surplus of $9,249. The working capital surplus was due primarily to the cash and accounts receivable, which was $136,271 on March 31, 2005, over accrued expense and convertible notes payable.

Net cash flows provided by operating activities were $23,399 for the three months ended March 31, 2005 as compared with net cash flows used in operating activities of $512 for the same period in 2004. The increase in cash provided by operations was primarily attributable to the consulting fee of $200,000 for 2005.

There were no cash flows from investing activities in both three-month periods ended March 31, 2005 and 2004.

Net cash flows provided by financing activities were $41,768 for the three months ended March 31, 2005, versus no cash flows from financing activities for the same period in 2004. The increase in cash provided by financing activities was primarily attributable to proceeds from shareholder, offset by the payment of convertible notes for the first quarter of 2005.

Overall, we have funded our cash needs from inception through March 31, 2005 with a series of debt and equity transactions. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

Going Concern Opinion.

As discussed in this report, we had recurring losses and had an accumulated deficit of $359,307 at March 31, 2005 that included a net loss of $166,640 for the three months ended March 31, 2005. Our independent auditors have expressed doubt as to our ability to continue as a going concern. Our continued existence is dependent upon our ability to resolve our business and liquidity problems, principally through raising additional capital and increasing our sales. Our plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

Index

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our Chief Executive Officer, Yao, Qitai ("CEO"), and our Chief Financial Officer, Zhang, Chunman ("CFO"). In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications

Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) our assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

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

Index

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

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

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3. Articles of Incorporation with amendments and bylaws are incorporated by reference from Exhibit No. 1 of Form SB-2, as amended, filed with the Commission on or about December 2000.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINGCHUAN PHARMACEUTICAL, INC.
(Registrant)

/S/ HU, ZHANWU, PRESIDENT
Date: May 23, 2005                                                       HU, ZHANWU
                                                                                    PRESIDENT