Form 10QSB
period 2005-06-30
PINGCHUAN PHARMACEUTICAL INC
filed 2005-08-19
CIK 1121282

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

PINGCHUAN PHARMACEUTICAL, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	58-2258912
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

32 Ganshui Rd., Harbin, Heilongjiang, P.R.China
(Address of principal executive offices)

(86451) 8271-3712
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of July 31, 2005: 71,996,407

Number of shares of preferred stock outstanding as of July 31, 2005: -0-

Index

ITEM 1.

PING CHUAN PHARMACEUTICAL, INC. AND SUBSIDIARY
Consolidated Balance Sheet
June 30, 2005 (Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$54,104
Accounts receivable - a related company	40,943
Accounts receivable, net	100,000
TOTAL CURRENT ASSETS	195,047

OTHER ASSETS:	-

TOTAL ASSETS	$195,047

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$98,130
Notes payable	60,000
Due to director	1,510
Accrued taxes	56,842
TOTAL CURRENT LIABILITIES	216,482

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 par value, 5,000,000 shares authorized:
none issued and outstanding)	-
Common stock ($.001 par value, 150,000,000 shares authorized:
72,096,407 issued and outstanding)	72,096
Additional paid-in-capital	392,110
Retained deficit	(485,641)
TOTAL STOCKHOLDERS' EQUITY	(21,435)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$195,047

The accompanying notes are an integral part of these financial statements

Index

PING CHUAN PHARMACEUTICAL, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the three months and six months ended June 30, 2005 and 2004 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
REVENUE AND COST OF SALES:
Sales	$71,299	$-	$143,129	$-
Cost of sales	3,367	-	7,354	-
Gross Profit	67,932	-	135,775	-

OPERATING EXPENSES:

Selling, general and administrative	13,219	595	26,371	1,132
Consulting	87,150	-	287,150	-
Professional fees	75,800		79,100
TOTAL OPERATING EXPENSES	176,169	595	392,621	1,132

(LOSS) INCOME FROM OPERATIONS	(108,237)	(595)	(256,846)	(1,132)

OTHER INCOME
Interest income	1		1
Total Other Income	1		1

INCOME TAX EXPENSE	18,056	-	36,103	-

NET LOSS	$(126,291)	$(595)	$(292,948)	$(1,132)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gains (loss)	(143)	-	15	-

COMPREHENSIVE LOSS	(126,434)	(595)	(292,933)	(1,132)

Basic & fully diluted loss per share	-	-	-	-

Weighted average common
shares outstanding	71,976,518	-	71,736,295	-

The accompanying notes are an integral part of these financial statements

Index

PING CHUAN PHARMACEUTICAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the six months ended June 30, 2005 and 2004 (Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(292,948)	$(1,132)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Common stock issued for services	287,150
Foreign currency translation gains (loss)	15
(Increase) decrease in operating assets:
Other receivable	(100,000)	-
Other receivable, related company	(2,061)	-
Increase (decrease) in operating liabilities:
Accounts payables and accrued expenses	76,139	132
Accrued taxes	38,110	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,405	(1,000)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,415
Contribution by stockholders	54,853	-
Repayment of convertible notes	(10,000)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	46,268	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	52,673	(1,000)

CASH AND CASH EQUIVALENTS:
Beginning of year	1,431	1,132

End of period	$54,104	$132

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
INVESTING INFORMATION:
Common stock issued to others for services	$287,150	$-
Cash paid during the year for interest	$-	$-

The accompanying notes are an integral part of these financial statements

Index

PINGCHUAN PHARMACEUTICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
 STATEMENTS AS OF JUNE 30, 2005
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2005, the results of operations for the three months and six months ended June 30, 2005, and cash flows for the six months ended June 30, 2005. The results for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

The Agreement was consummated on August 11, 2004. As a result of the Agreement, the transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (Heilongjiang Pingchuan) and as a reorganization of the accounting acquiree (Pingchuan Pharmaceutical). Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost; and

(2)	The statements of operations include the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

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

Index

PINGCHUAN PHARMACEUTICAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2005
(UNAUDITED)

NOTE 5 EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude dilution and are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The company does not have any dilutive securities outstanding as of June 30, 2005.

NOTE 6 NOTE PAYABLE

Balance at June 30, 2005 (unaudited) and December 31, 2004:

	2005
	(Unaudited)	2004

Note payable	$60,000	$70,000

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

During April 2005, the Company issued 415,000 shares of common stock for services.

NOTE 8 RELATED PARTY TRANSACTIONS

The Company occupies certain office spaces rented by a related company at no charge to the Company.

The Company owed a director $1,510 for short-term advances as of June 30, 2005 and December 31, 2004.

During the six months ended June 30, 2005, the Company earned management fee of $43,129 from a related company. An amount of $40,943 and $38,882 was outstanding as of June 30, 2005 and December 31, 2004, respectively.

During the six months ended June 30, 2005, the Company recorded additional paid in capital of $8,500 being amount owed to and waived by the stockholders.

NOTE 9 SUBSEQUENT EVENT

During July 2005, the Company retired 100,000 shares of common stock that were issued for services with a fair value of $21,000.

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

GENERAL DESCRIPTION OF BUSINESS

    We were incorporated under the laws of the State of North Carolina on July 26, 1996. On August 11, 2004, we acquired Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si (“Heilongjiang Pingchuan”), a corporation organized and validly existing under the laws of the People’s Republic of China since its formation on December 7, 2001.

    Before the Acquisition, Heilongjiang Pingchuan’s operations focused on sales of medical equipment, such as infusion apparatus and respirator equipment. Substantially all of Heilongjiang Pingchuan’s revenues in 2003 derived from medical equipment sales.

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

    We are also seeking the opportunities to diversify our business in consultancy. In May 2005, we signed a market research consignment agreement with Moscow Sing Sing Co. Ltd., a corporation validly organized and existing under the laws of Russia (åSing Singæ). Sing Sing produced desktop computers, correlative supplies and equipment room building. After the desegregation of the Former Soviet Union, it gradually shifted its core businesses to the area of network building, software development and international commerce consultation.

    Pursuant to the agreement, Sing Sing authorized us as its exclusive partner to conduct market researches for business projects in P. R. China (excluding Hong Kong¡BMacao and Taiwan). We agreed to perform commercial market research and deliver business plans for Sing Sing. The co-operation with Sing Sing will bring in estimated revenue of USD¢C200,000 over the next year.

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

RESULTS OF OPERATIONS

Net Loss

    We had a net loss of $126,434, or less than $ .01 per common share, for the three months ended June 30, 2005, and a net loss of $292,933, or less than $ .01 per common share, for the six months ended June 30, 2005, versus net losses of $595 and $1,132 for the three months and six months ended June 30, 2004, respectively. The increase in net loss in the six months ended June 30, 2005 was primarily due to the consulting fees of $287,150, of which $200,000 paid by 1,000,000 shares of common stock in the first quarter and $87,150 paid by 415,000 shares of common stock in the second quarter of 2005. The increase in general and administrative expenses, which was $26,371 for the six months ended June 30, 2005, versus $1,132 for the same period ended in 2004, was another factor contributing to the increase in net loss.

Index

Revenue

    We recorded revenues of $71,299 and $143,129 for the three months and six months ended June 30, 2005, respectively, versus no sales revenue for the same periods ended in 2004. The revenue for the six months ended June 30, 2005 was due to the rendering of professional service fees from a related company ("Gu Fen") and Moscow Sing Sing Share Co. Ltd. ("Sing Sing"), based on a negotiated contract basis. There was no income in the first and second quarter of 2004 due to the diminution of our equipment sales and the professional service fees in connection with our integrated management consulting services to Gu Fen commencing from the fourth quarter of 2004.

Expenses

    Operating expenses for the six months ended June 30, 2005 increased to $392,621 from $1,132 in the same period in 2004. An increase of $391,489 in operating expenses in 2005 was due primarily to the consulting fees of $287,150 and professional fees of $79,100.

Liquidity and Capital Resources

    On June 30, 2005, we had cash of $54,104 and working capital deficit of $21,435. The working capital deficit was due primarily to an increase in accounts payable and accrued expenses, which was $98,130. In addition accrued taxes, increased to $56,842 on June 30, 2005.

    Net cash flows provided by operating activities were $6,405 for the six months ended June 30, 2005 as compared with net cash flows used in operating activities of $1,000 for the same period in 2004. The increase in cash provided by operations was primarily attributable to stock issued for services of $287,150 for 2005.

    There were no cash flows from investing activities in both six-month periods ended June 30, 2005 and 2004.

    Net cash flows provided by financing activities were $46,268 for the six months ended June 30, 2005, versus no cash flows from financing activities for the same period in 2004. The increase in cash provided by financing activities was primarily attributable to proceeds from shareholder, offset by the payment of convertible notes for the six month period of 2005.

    Overall, we have funded our cash needs from inception through June 30, 2005 with a series of debt and equity transactions. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

Going Concern Opinion.

    As discussed in this report, we had recurring losses and had an accumulated deficit of $485,641 at June 30, 2005 that included a net loss of $292,948 for the six months ended June 30, 2005. Our independent auditors have expressed doubt as to our ability to continue as a going concern. Our continued existence is dependent upon our ability to resolve our business and liquidity problems, principally through raising additional capital and increasing our sales. Our plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We did not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates as of June 30, 2005. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

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
                        10   Entrust market research agreement, dated January 28, 2005.
31.1 Certifications of CEO pursuant to Section 302
31.2 Certifications of CFO pursuant to Section 302
32.1 Section 1350 Certifications of CEO
32.2 Section 1350 Certifications of CFO

(b) Reports on Form 8-K

None.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINGCHUAN PHARMACEUTICAL, INC.
(Registrant)

/s/ HU, ZHANWU, PRESIDENT
Date: August 19, 2005                                                   HU, ZHANWU
                                                                                    PRESIDENT