Form 10QSB
period 2005-09-30
PINGCHUAN PHARMACEUTICAL INC
filed 2005-11-18
CIK 1121282

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to _____

                        Commission File No. 3-52472

                        PINGCHUAN PHARMACEUTICAL, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)

            North Carolina                            58-2258912
     ------------------------------------------------------------------
      (State or Other Jurisdiction of       (I.R.S. Employer I.D. No.)
       incorporation or organization)

              32 Ganshui Road, Harbin, Heilongjiang, P.R. China
              -------------------------------------------------
                 (Address of Principal Executive Offices)

               Issuer's Telephone Number: 011-86451-8271-3712

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),  and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)  Yes  [ ]   No   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of voting stock, as of the latest practicable date:
                           November 16, 2005
                           Common Voting Stock: 71,996,407

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

PART 1	   FINANCIAL INFORMATION

                        PINGCHUAN PHARMACEUTICAL, INC.
                          CONSOLIDATED BALANCE SHEET


                                                             September 30,
                                                                      2005
                                                               (Unaudited)
                                                                       USD
                                                             -------------
ASSETS

Current assets
 Cash and cash equivalents                                       64,674
 Accounts receivable - a related company                         60,308
 Accounts receivable, net                                        29,986
 Other receivable - a related company                            98,161
                                                             ----------
 Total current assets                                           253,129
                                                             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Other payable and accrued expenses                             112,042
 Notes payable (Note 5)                                          60,000
 Due to director                                                  1,547
 Tax payable                                                     64,227
                                                             ----------
 Total current liabilities                                      237,816

Stockholders' equity
 Preferred stock ($0.001 par value, 5,000,000
  shares authorized:                                                  -
  none issued and outstanding)
 Common stock ($0.001 par value, 150,000,000
  shares authorized:                                             71,996
  71,996,407 shares issued and outstanding)
 Additional paid-in capital                                     371,210
 Accumulated deficit                                           (427,893)
                                                             ----------
 Total stockholders' equity                                      15,313
                                                             ----------
 Total liabilities and stockholders' equity                     253,129
                                                             ==========


See the accompanying notes to the unaudited consolidated financial statements
                                    -2-

                       PINGCHUAN PHARMACEUTICAL, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                Three months ended         Nine months ended
                                   September 30,             September 30,
                              -----------------------  ------------------------
                                  2005        2004         2005        2004
                              (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)
                                      USD         USD          USD          USD

Revenues                          69,875           -      213,004            -

Cost of sales                     (3,863)          -      (11,217)           -
                               ---------   ---------    ---------    ---------
Gross profit                      66,012           -      201,787            -

Selling, general and
 administrative expenses         (16,439)       (586)     (42,809)      (1,718)

Consulting expenses               21,000           -     (266,150)           -

Professional fees                      -           -      (79,100)           -
                               ---------   ---------    ---------    ---------
Profit/(loss) from operations     70,573        (586)    (186,272)      (1,718)

Tax expense                      (16,360)          -      (52,463)           -
                               ---------   ---------    ---------    ---------
Net profit/(loss)                 54,213        (586)    (238,735)      (1,718)

Other comprehensive income
 Foreign currency translation
  gain                             3,535           -        3,550            -
                               ---------   ---------    ---------    ---------
Comprehensive profit/(loss)       57,748        (586)    (235,185)      (1,718)
                               =========   =========    =========    =========

Net profit/(loss) per share
 (Note 4)                          0.001      (0.000)      (0.003)      (0.000)
                               =========   =========    =========    =========


See the accompanying notes to the unaudited consolidated financial statements

                        PINGCHUAN PHARMACEUTICAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Nine months ended
                                                      September 30,
                                               ---------------------------
                                                  2005             2004
                                               (Unaudited)     (Unaudited)
                                                       USD             USD

Cash flows from operating activities:
 Net loss                                        (238,735)         (1,718)

 Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:

   Common stock issued for services               266,150               -

 Changes in operating assets and liabilities:
  Increase in accounts receivable - a related
   company                                        (17,392)              -
  Increase in accounts receivable, net            (29,987)              -
  Increase in other receivable - a related
   company                                        (98,161)              -
  Decrease in other receivable                          -               3
  Increase in prepaid expenses                          -         (71,144)
  Decrease in inventories                               -             430
  Increase in other payable and accrued
   expenses                                        90,032             135
  Increase/(decrease) in tax payable               45,033              (3)
  Foreign currency translation                          -             (64)
                                                ---------       ---------
  Net cash provided by/(used in) operating
   activities                                      16,940         (72,361)
                                                ---------       ---------
Cash flows from financing activities:
 Contribution by stockholders (Note 7(d))          56,268               -
 Repayment of notes payable                       (10,000)              -
                                                ---------       ---------
 Net cash provided by financing activities         46,268               -
                                                ---------       ---------
Net increase/(decrease) in cash and cash
 equivalents                                       63,208         (72,361)

Effect of foreign exchange rate changes                35               -

Cash and cash equivalents, beginning of period      1,431         134,061
                                                ---------       ---------
Cash and cash equivalents, end of period           64,674          61,700
                                                =========       =========


See the accompanying notes to the unaudited consolidated financial statements

                       PINGCHUAN PHARMACEUTICAL, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     (i) The accompanying consolidated financial statements of Pingchuan Pharmaceutical, Inc. ("PGCN") and its subsidiary (the "Group") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

           In the opinion of the management of PGCN, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. Interim results are not necessarily indicative of results for a full year.

     (ii) The Company is principally engaged in the providing of consultation services in the pharmaceutical business through its subsidiary, Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si ("Heilongjiang Pingchuan"), a corporation organized and existed under the laws of the People's Republic of China ("PRC").

           On June 22, 2004, the Company executed a Plan of Exchange ("the Agreement") with all the shareholders of Heilongjiang Pingchuan to exchange 70,000,000 shares of its common stock for 100% of the registered capital of Heilongjiang Pingchuan. The Agreement was consummated on August 11, 2004. As a result of the Agreement, the transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (Heilongjiang Pingchuan) and as a reorganization of the accounting acquiree (the Company).

     (iii) As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $427,893 at September 30, 2005 that includes a net loss of $238,735 for the nine months ended September 30, 2005. This factor raises substantial doubt about the Company's ability to continue as a going concern.

           Management has taken the following steps to revise its operating and financial requirement, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

                       PINGCHUAN PHARMACEUTICAL, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by the Company are set forth in the section "Summary of significant accounting policies and organisation" of the consolidated financial statements of the Company included in the Company's Form 10-KSB submitted to the United States Securities and Exchange Commission on April 21, 2005.

     New accounting pronouncement

     In May 2005, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement which does not include specific transition provisions. FASB No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statements requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date applicable.

     The adoption of the statement had no impact on the Company's results of operation or financial position.


3.   COMMON STOCK

     During January 2005 and April 2005, the Company issued 1,000,000 shares and 415,000 shares of common stock respectively for services provided to the Company.

     During July 2005, 100,000 shares of common stock issued in April 2005 were returned and canceled due to termination of services.

                        PINGCHUAN PHARMACEUTICAL, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



4.   NET PROFIT/(LOSS) PER SHARE

     (i) The basic net profit/(loss) per share is calculated using the net profit/(loss) and the weighted average number of common stock outstanding during the interim periods.

                               Three months ended         Nine months ended
                                  September 30,             September 30,
                            ------------------------  ------------------------
                                2005          2004        2005          2004

Net profit/(loss)           USD 57,748    USD   (586) USD (238,735) USD (1,718)
                            ==========    ==========  ============  ==========

Weighted average number
 of shares outstanding      72,013,798    70,842,407    71,817,378  70,842,407
                            ==========    ==========    ==========  ==========

Basic net profit/(loss)
 per share                   USD 0.001    USD (0.000)   USD (0.003) USD (0.000)
                            ==========    ==========    ==========  ==========

     (ii) The diluted net profit/(loss) per share is not presented as there was no dilutive effect for both interim periods.


5.   NOTES PAYABLE

     Notes payable consisted of two notes of $40,000 each issued to a third party, is unsecured and bears interest at a rate of approximately 9% per annum. The Company scheduled monthly payments, each in the amount of $1,000 starting on July 25, 2004 and ending on June 25, 2005, with the balance of $28,000 due and payable on June 25, 2005, at the option of the Company, in cash or in an equivalent amount of free trading common stock of the Company. The notes payable is overdue and the Company is in the course of negotiation with the third party about the repayment terms.


6.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                  Nine months ended
                                                    September 30,
                                                --------------------
                                                  2005        2004
                                                   USD         USD

     Interest paid                                   -           -
     Income taxes                                6,968           -
                                                ======      ======

     Other than the above-mentioned information, during the nine months ended September 30, 2005 the Company issued 1,315,000 shares of common stock for the provision of consultancy services.

                       PINGCHUAN PHARMACEUTICAL, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.   RELATED PARTY TRANSACTIONS

     (a) The Company occupies certain office spaces rented by a related company at no charge to the Company.

     (b) The Company owed a director of $1,547 for short-term advances as of September 30, 2005.

     (c) During the nine months ended September 30, 2005, the Company earned management fee of $63,004 from a related company. A receivable of $60,308 was outstanding as of September 30, 2005.

     (d) During the nine months ended September 30, 2005, the Company recorded additional paid-in capital of $56,268, being amount owed to and waived by the stockholders.

     (e) A receivable from a related company of $98,161 for short-term advances was outstanding as of September 30, 2005.

ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS

     A Warning Concerning Forward Looking Statements

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Readers are cautioned that there are risks and uncertainties which may cause actual future results to differ from the results anticipated in these forward-looking statements. Among the more significant risks are:

     * The fact that Pingchuan does not have a detailed business plan, but provides consulting services to a variety of clients.
     * The fact that Pingchuan's current business operations are not sufficient in size to produce significant financial results.
     * The fact that Pingchuan lacks the capital necessary to substantially enlarge its business operations.

     These factors and other risks, known and unanticipated, may cause Pingchuan's results to differ significantly from those anticipated in this report. Readers are cautioned not to place undue reliance on the forward-looking statements in this report, which reflect management's opinions only as of the date hereof. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

General Description of Business

     We were incorporated under the laws of the State of North Carolina on July 26, 1996. On August 11, 2004, we acquired Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si ("Heilongjiang Pingchuan"), a corporation organized under the laws of the People's Republic of China on December 7, 2001.

     Before the acquisition, Heilongjiang Pingchuan's operations focused on sales of medical equipment, such as infusion apparatus and respirator equipment. Substantially all of Heilongjiang Pingchuan's revenues in 2003 derived from medical equipment sales. During 2004, however, Heilongjiang Pingchuan terminated its medical equipment operations. Instead we began to focus on deriving revenue from the medical industry by providing integrated operational management services for a Chinese medical company, Harbin Pingchuan Yao Ye Gu Fen You Xian Gong Si ("Gu Fen"). Gu Fen is an integrated pharmaceutical company whose main products are antibiotics, chemical medicine capsules, traditional Chinese medicines, medical instruments, health care food, and other related products. The Chairman of Heilongjiang Pingchuan, Mr. Hu Zhanwu, also owns more than 50% of the common stock of Gu Fen.

     In October 2004, we entered into a letter of intent with Gu Fen, pursuant to which Gu Fen agreed to retain our integrated operational management services and pay us a professional services fee of $48,000 per year, plus 15% of its sales revenue as a commission. Based on that agreement, we provide Gu Fen with various services, such as formula control, supplier selection, quality assurance, package design services, cost analysis, product packaging and tracking, just-in-time and point-of-use delivery, billing services and post-sales support. Through our management and related services, we are also helping Gu Fen to develop a nation-wide sales network for most of their products. We are seeking opportunities to build strategic partnerships with national chain drugstores so that Gu Fen can distribute their products via an improved national sales network. We believe our services distinguish us from traditional pharmaceutical manufacturers in China, who lack a developed sales network. We also believe our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective in seeking strategic partnerships. Our developed, customized information systems provide Gu Fen with efficiency and flexibility through our operational management services. This enables Gu Fen to: (1) significantly reduce the direct and indirect costs of production by outsourcing internal purchasing, quality assurance and inventory fulfillment responsibilities;
(2) reduce the amount of working capital invested in inventory and floor space; (3) reduce production costs through purchasing efficiencies; and
(4) receive expertise in production and package design and marketing.

     We are also seeking opportunities to diversify our business in consultancy. In May 2005, we signed a market research agreement with Moscow Sing Sing Co. Ltd., a Russian corporation ("Sing Sing"). Sing Sing produces desktop computers and related supplies, and is also engaged in network building, software development and international commerce consultation. Pursuant to our agreement, Sing Sing authorized us to conduct market research for business projects in China (excluding Hong Kong, Macao and Taiwan). We agreed to perform commercial market research and deliver business plans for Sing Sing. The co-operation with Sing Sing will bring in estimated revenue of $200,000 over the next year.

Results of Operations

     We recorded revenues of $69,875 and $213,004 for the three month and nine month periods ended September 30, 2005, respectively, compared to no sales revenue for the comparable periods in 2004. The greater portion of the revenue represented professional service fees from Gu Fen and Sing Sing, based on the contracts described above. The Company had no income in the first nine months of 2004, as we terminated our equipment sales at the beginning of the year.

     Because our operations consist entirely of consulting services performed by our management, most of our revenue flows through to produce a gross profit margin of 94% in 2005. Similarly, we incur relatively low operating expenses. Our selling, general and administrative expenses in the first nine months of 2005 equaled only 20% of our revenue. In the same period, however, we incurred $266,150 in consulting fees. We paid these fees in common stock to persons who are assisting us in pursuing business opportunities. Because of our lack of cash resources, it is likely that we will continue to issue stock to the individuals that are critical to our efforts at business expansion.

     For the three months ended September 30, 2005 we realized a net profit (before gains from currency translations) of $54,213. During the nine months ended September 30, 2005 we realized a net loss of $238,735, primarily due to $266,150 in stock-based compensation that we paid. At our current level of operations, we expect to continue to realize profits, albeit modest, except during periods when we issue stock for services. Our plan, however, is to expand operations, which is likely to affect our profitability.


Liquidity and Capital Resources

     On September 30, 2005 Pingchuan had $15,313 in working capital. The Company's current assets primarily consisted of receivables from related entities. At the same time, its liabilities primarily consisted of accrued payables and taxes plus a note owed to a third party who assisted in funding Pingchuan's operations. The note is in default, and negotiations to refinance it are ongoing.

     Pingchuan realized $16,940 in net cash from operations for the nine months ended September 30, 2005. This result was achieved, however, by increasing the Company's unpaid accounts and accrued expenses by $90,032. The Company's ability to delay payment of its obligations is limited. Therefore, unless the Company expands its operations sufficiently to produce cash sufficient to cover its operating requirements, the Company's operations will in the future generate negative cash flow.

     In order to expand operations, the Company will have to invest funds in marketing, capital equipment and related infrastructure items. Currently the Company lacks the capital resources necessary to make those investments. Accordingly, the Company is currently exploring opportunities to raise capital. At present it has secured no commitments from investors.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures.  Yao Qitai, our
Chief Executive Officer, and Zhang Chunman, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, Messrs. Yao and Zhang concluded that the Company's system of disclosure controls and procedures was effective as of September 30, 2005 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 6.	Exhibits

     31.1    Rule 13a-14(a) Certification - CEO
     31.2    Rule 13a-14(a) Certification - CFO
     32      Rule 13a-14(b) Certification


                               SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PINGCHUAN PHARMACEUTICAL, INC.


Date: November 17, 2005        By:  /s/ Hu Zhanwu
                               ----------------------
                               Hu Zhanwu, President