Form 10KSB
period 2005-12-31
PINGCHUAN PHARMACEUTICAL INC
filed 2006-04-14
CIK 1121282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _____________________

                                  FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended December 31, 2005.


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission File No. 3-52472

                         PINGCHUAN PHARMACEUTICAL, INC,
                ---------------------------------------------
                (Name of Small Business Issuer in its Charter)

      North Carolina                                       58-2258912
 ----------------------------------------------------------------------------
 (State or other jurisdiction                     (I.R.S. Employer ID Number)
  of incorporation or organization)

131 Shizi Street, Nangang District, Harbin Heilongjiang F4, P.R. China   150000
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

      Issuer's Telephone Number, including Area Code: 011-86451-8271-3712

       Securities Registered Pursuant to Section 12(b) of the Act: None
         Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

State the issuer's revenues for its most recent fiscal year: $ 273,919.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of April 11, 2006 was $17,599,353.

As of April 11, 2006 the number of shares outstanding of the Registrant's common stock was 71,996,407 shares, $.001 par value.

Transitional Small Business Disclosure Format:  Yes [ ] No  [X]

                  DOCUMENTS INCORPORATED BY REFERENCE: None

               FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "BELIEVES," "EXPECTS," "INTENDS," "ANTICIPATES," "PLANS TO," "ESTIMATES," "PROJECTS," OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS REPRESENT MANAGEMENT'S BELIEF AS TO THE FUTURE OF PINGCHUAN PHARMACEUTICAL, INC. WHETHER THOSE BELIEFS BECOME REALITY WILL DEPEND ON MANY FACTORS THAT ARE NOT UNDER MANAGEMENT'S CONTROL. MANY RISKS AND UNCERTAINTIES EXIST THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" RISK FACTORS THAT MAY AFFECT FUTURE RESULTS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING statements.

                                   PART 1

Item 1.  Business

     Our company was incorporated under the laws of the State of North Carolina on July 26, 1996. On August 11, 2004, we acquired Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si ("Heilongjiang Pingchuan"), a corporation organized under the laws of the People's Republic of China on December 7, 2001. Heilongjiang Pingchuan is a management consulting company located in the Harbin Province in northeast China, approximately 1,000 km northeast of Beijing. All of our business in 2005 arose from two consulting contracts, one with a pharmaceutical company and one with a computer distributor.

     Harbin Pingchuan

     Before the acquisition, Heilongjiang Pingchuan's operations focused on sales of medical equipment, such as infusion apparatus and respirator equipment. Substantially all of Heilongjiang Pingchuan's revenues in 2003 derived from medical equipment sales. During 2004, however, Heilongjiang Pingchuan terminated its medical equipment operations. Instead it began to focus on deriving revenue from the medical industry by providing operations management services for a Chinese pharmaceutical manufacturer, Harbin Pingchuan Yao Ye You Xian Gong Si ("Harbin Pingchuan"). Harbin Pingchuan is an integrated pharmaceutical company whose main products are antibiotics, chemical medicine capsules, traditional Chinese medicines, medical instruments, health care food, and other related products. The Chairman of Heilongjiang Pingchuan, Mr. Zhanwu Hu, owns more than 50% of the common stock of Harbin Pingchuan.

     In October 2004, we entered into an agreement with Harbin Pingchuan, pursuant to which we provide operations management services to Harbin Pingchuan. Among the services that we provide to Harbin Pingchuan are formula control, supplier selection, quality assurance, package design services, cost analysis, product packaging and tracking, just-in-time and point-of-use delivery, billing services and post-sales support. Through our management and related services, we are also helping Harbin Pingchuan to develop a nation-wide sales network for most of their products. We are seeking opportunities to build strategic partnerships with national chain drugstores so that Harbin Pingchuan can distribute their products via an improved national sales network. Our developed, customized information systems enable Harbin Pingchuan to: (1) significantly reduce the direct and indirect costs of production by outsourcing internal purchasing, quality assurance and inventory fulfillment responsibilities; (2) reduce the amount of working capital invested in inventory and floor space; (3) reduce production costs through purchasing efficiencies; and (4) receive expertise in production and package design and marketing.

     Our contract with Harbin Pingchuan provides that it will pay us a professional services fee of $48,000 per year, plus 15% of its sales revenue. During 2005 we derived revenue of $74,028 from Harbin Pingchuan, with a receivable of $24,786 outstanding at December 31, 2005. The contract will terminate on September 30, 2009 unless extended.

     We anticipate that revenue from Harbin Pingchuan will increase in the coming years due to growth in anticipated growth in Harbin Pingchuan's revenues. For several years Harbin Pingchuan has been engaged in research focused on development of herbal supplements to aid individuals suffering from diabetes, a disease that is believed to afflict over 40 million Chinese men and women. For the past two years Harbin Pingchuan has been marketing its Kang Da Glycosuria Capsule, which combines cucurbita moschata duch pulveratum, radix astrangali and radix panacis quinquefolii, among other ingredients, to help reduce the glucose level in diabetes patients. Test marketing has met the company's targets, and Harbin Pingchuan is currently seeking capital to fund nationwide marketing of the product. At the same time, Harbin Pingchuan is developing a tea (the "Anti-Thirst Brio Glycosuria Capsule"), which is rich in flavines and amino acids, and is intended to reduce blood sugar levels while also alleviating symptoms of hypertension. If Harbin Pingchuan can obtain the funding needed to fully market the Kang Da Glycosuria Capsule and complete development and testing of the Anti-Thirst Brio Glycosuria Capsule, its revenues should increase substantially, which will directly result in increased fees to our Company.

     Moscow Sing Sing

     In January 2005, we signed a market research agreement with Moscow Sing Sing Co. Ltd., a Russian corporation ("Sing Sing"). Sing Sing produces desktop computers and related supplies, and is also engaged in network building, software development and international commerce consultation. Pursuant to our agreement, Sing Sing authorized us to conduct market research for business projects in China (excluding Hong Kong, Macao and Taiwan). We agreed to perform commercial market research and deliver business plans for Sing Sing. The contract calls for payment by Sing Sing to us of $50,000 every 90 days. The initial contract was scheduled to terminate in January 2006. The contract has been extended by Sing Sing
through January 2007, when the last payment is due.   During 2005 we
derived revenue of $199,891 from Sing Sing, with a receivable of $80,078 outstanding at December 31, 2005.

     Employees

     Pingchuan Pharmaceutical, Inc. has no employees.   Its subsidiary,
Heilongjiang Pingchuan, has 30 employees. 11 are involved in administration and marketing, 7 are involved in technology implementation, and 12 are involved in providing services. None of our employees belongs to a collective bargaining unit.

Item 2.  Properties

     Our offices are located in the office facility leased by Harbin Pingchuan Pharmaceutical, Inc. That company provides us 400 square meters of office space free of charge, in partial compensation for the services that we provide to Harbin Pingchuan Pharmaceutical. Its lease of those premises expires on December 31, 2006.

Item 3.  Legal Proceedings

     On April 6, 2006 GreenTree Financial Group, Inc. commenced an action in the General Court of Justice of the State of North Carolina (County of Mecklenberg) titled "GreenTree Financial Group, Inc. v. Pingchuan Pharmaceuticals, Inc." GreenTree Financial Group alleges that it performed services under contract for Pingchuan Pharmaceutical, Inc., and is owed $118,500. Pingchuan Pharmaceutical has not yet answered the complaint but, when it does so, it will deny that it owes any money to GreenTree Financial Group.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                   PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     (a) Market Information

     The Company's common stock is quoted on the OTC Bulletin Board under the symbol "PGCN.OB." Set forth below are the high and low bid prices for each of the eight quarters in the past two fiscal years. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.


                                        Bid
                                 -----------------
Quarter Ending                   High          Low

March 31, 2004                   $  .23     $  .23
June 30, 2004                    $  .18     $  .18
September 30, 2004               $  .25     $  .25
December 31, 2004                $  .20     $  .20

March 31, 2005                   $  .35     $  .15
June 30, 2005                    $ 5.25     $  .15
September 30, 2005               $ 3.50     $  .36
December 31, 2005                $  .80     $  .18

     (b) Shareholders

     Our shareholders list contains the names of 1,904 registered stockholders of record of the Company's Common Stock.

     (c) Dividends

     The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

     (d) Sale of Unregistered Securities

     Pingchuan Pharmaceutical did not effect any unregistered sales of equity securities during the 4th quarter of 2005.

     (e) Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2005.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     We recorded revenues of $273,919 in 2005 compared to $38,882 in revenue in 2004. All of our revenue represented professional service fees from Harbin Pingchuan and Sing Sing, based on the contracts described in the Business section of this Report. The Company had no income in the first nine months of 2004, as we terminated our equipment sales at the beginning of the year, and its revenue in the 4th quarter of 2004 came entirely from its contract with Harbin Pingchuan.

     The majority of our revenue in 2005 came from the Sing Sing contract, which will terminate at the end of this year. We expect the growth of our business in 2006 to come primarily from increased business at Harbin Pingchuan. Our revenue from that source will increase, however, only if Harbin Pingchuan is successful in obtaining the funds that it needs in order to expand the marketing of its herbal supplements for diabetics.

     Because our operations consist entirely of consulting services performed by our management, we record no cost of sales, so all of our revenue flows through to become gross profit. Similarly, we incur relatively low operating expenses. Our selling, general and administrative expenses in 2005 equaled only 27% of our revenue. In the same period, however, we incurred $241,000 in consulting fees. We paid these fees in common stock to persons who are assisting us in pursuing business opportunities. Because of our lack of cash resources, it is likely that we will continue to issue stock to the individuals that are critical to our efforts at business expansion.

     For 2005 we realized a net loss (before gains from currency translations) of $136,263, primarily due to the $241,000 in stock-based compensation that we paid. At our current level of operations, we expect to continue to realize profits, albeit modest, except during periods when we issue stock for services. Our plan, however, is to expand operations, which is likely to affect our profitability.

     Liquidity and Capital Resources

     On December 31, 2005 Pingchuan Pharmaceutical had a working capital deficit of ($9,360). The Company's current assets primarily consisted of receivables from Sing Sing. At the same time, its liabilities primarily consisted of obligations to the shareholders who have been funding Pingchuan Pharmaceutical's operations. We have been collecting the receivable from Sing Sing, and have not been required to pay the debt to the shareholders. So we believe that the working capital deficit will not prevent us from carrying on operations.

     Pingchuan realized $20,539 in net cash from operations during 2005. This result was achieved, despite the loss incurred in 2005, because the principal expense during the year was a non-cash item, namely the issuance of stock to consultants. At the same time, however, the low level of operations currently carried on will not produce sufficient cash to fund an expansion of operations. Therefore, unless additional capital is obtained or the Company's relationship with Harbin Pingchuan provides increased cash flow to Heilongjiang Pingchuan, the Company will not have the resources necessary to expand its operations.

     In order to expand operations, the Company will have to invest funds in marketing, capital equipment and related infrastructure items.
Currently the Company lacks the capital resources necessary to make those investments. Accordingly, the Company is currently exploring opportunities to raise capital. At present it has secured no commitments from investors.

     Application of Critical Accounting Policies

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2005, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. This was our determination, detailed in Note 2 to the Financial Statements, that we should make no provision for doubtful accounts receivable. The primary reason for the determination was the fact that all of our accounts receivable were owed to us by parties that have a good payment history.

     We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2005.

     Impact of Accounting Pronouncements

     There were no recent accounting pronouncements that have had a material effect on the Company's financial position or results of operations. There was one recent accounting pronouncement that may have a material effect on the Company's financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123R "Share-Based
Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Standard may adversely affect the Company's results of operations if the Company issues a material amount of capital stock for services, as it did during 2005.

     Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

     Risk Factors That May Affect Future Results

     You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

           I.  RISKS ATTENDANT TO OUR BUSINESS

     WE DEPEND ALMOST ENTIRELY ON THE SUCCESS OF HARBIN PINGCHUAN
PHARMACEUTICAL, INC.

     At present our only business activities consist of (a) providing consulting services to Sing Sing under a contract that terminates at the end of this year and (b) providing management services to Harbin Pingchuan. If Harbin Pingchuan is successful, we will benefit, since we are entitled to receive 15% of the revenue of Harbin Pingchuan for the remaining 3 years of our contract. But if it is not successful, we will fail. Moreover, there is no assurance that our relationship with Harbin Pingchuan will be extended beyond September 30, 2009, when the contract expires. So, unless we develop an alternative business plan, we could lose our only source of revenue.

     WE LACK SUFFICIENT CAPITAL TO FULLY CARRY OUT OUR BUSINESS PLAN.

     In order to make our operations cost-efficient, it is necessary that we expand our operations. At the present time, however, our capital resources are sparse. In order to expand our operations, we will need an infusion of capital to fund marketing and implementation of additional consulting projects. We are engaged in discussions with potential sources of capital, but have received no commitments. It is not clear whether sufficient capital will become available to us to permit us to expand to an efficient operating point.

     OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL THAT ARE IN HIGH DEMAND.

     Our future success depends on our ability to attract and retain highly skilled engineers, technical, marketing and customer service personnel, especially qualified personnel for our operations in China. Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand. Therefore we may not be able to successfully attract or retain the personnel we need to succeed.

     WE MAY SUFFER ADVERSE CONSEQUENCES IF WE FAIL TO COMPLY WITH THE PHARMACEUTICAL REGULATIONS OF THE CHINESE GOVERNMENT.

     As a pharmaceutical company with its main business in China, we are subject to extensive regulations by the Chinese government, primarily by the State Food and Drug Administration (the "SFDA"), the Pharmaceutical Administrative Law, and other related statutes and regulations. These regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, pricing, advertising and promotion of Pingchuan drug products. Failure to comply with the Pharmaceutical Administrative Law and other governmental requirements can result in a variety of adverse regulatory actions, including but not limited to the seizure of company products, demand for a product recall, total or partial suspension of production, refusal by the SFDA to approve new products and withdrawal of existing product approvals.

     WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WHICH COULD CAUSE US TO BE LESS COMPETITIVE.

     We are continuously working with Harbin Pingchuan to design and develop new technology. We rely on a combination of copyright and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Unauthorized use of our technology could damage our ability to compete effectively. In China, monitoring unauthorized use of our products is difficult and costly. In addition, intellectual property law in China is less developed than in the United States and historically China has not protected intellectual property to the same extent as it is protected in other jurisdictions, such as the United States. Any resort to litigation to enforce our intellectual property rights could result in substantial costs and diversion of our resources, and might be unsuccessful.

     WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT AND FINANCIAL CONTROLS IN CHINA.

     The People's Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with. We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company. If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

     CAPITAL OUTFLOW POLICIES IN CHINA MAY HAMPER OUR ABILITY TO PAY DIVIDENDS TO SHAREHOLDERS IN THE UNITED STATES.

     The People's Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund our business activities outside China or to pay dividends to our shareholders.

     WE HAVE LIMITED BUSINESS INSURANCE COVERAGE.

     The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

     CURRENCY FLUCTUATIONS MAY ADVERSELY AFFECT OUR BUSINESS.

     We generate revenues and incur expenses and liabilities in Chinese RMB. However we report our financial results in the United States in U.S. Dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. Recently, there have been suggestions made to the Chinese government that it should adjust the exchange rate and end the linkage that in recent years has held the RMB-U.S. dollar exchange rate constant. If the RMB exchange rate is adjusted or is allowed to float freely against the U.S. dollar, our revenues, which are denominated in RMB, may fluctuate significantly in U.S. dollar terms. We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

           II.  RISKS ATTENDANT TO OUR MANAGEMENT

     OUR BUSINESS DEVELOPMENT WOULD BE HINDERED IF WE LOST THE SERVICES OF OUR CHAIRMAN.

     Zhanwu Hu is the Chairman of Pingchuan Pharmaceutical, of its operating subsidiary, Heilongjiang Pingchuan, and of our affiliate, Harbin Pingchuan Pharmaceutical. Mr. Hu is responsible for strategizing not only our business plan but also the means of financing it. Mr. Hu has also, from time to time, provided his personal funds to meet the working capital needs of Heilongjian Pingchuan. If Mr. Hu were to leave Pingchuan Pharmaceutical or become unable to fulfill his responsibilities, our business would be imperiled. At the very least, there would be a delay in the development of Pingchuan Pharmaceutical until a suitable replacement for Mr. Hu could be retained.

     PINGCHUAN PHARMACEUTICAL IS NOT LIKELY TO HOLD ANNUAL SHAREHOLDER MEETINGS IN THE NEXT FEW YEARS.

     Since the reverse merger of Heilongjiang Pingchuan into Pingchuan Pharmaceutical in 2004, Pingchuan Pharmaceutical has never held an annual meeting of shareholders. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. The current members of the Board of Directors were appointed to that position by the current and previous directors. If other directors are added to the Board in the future, it is likely that the current directors will appoint them. As a result, the shareholders of Pingchuan Pharmaceutical will have no effective means of exercising control over the operations of Pingchuan Pharmaceutical.

     YOUR ABILITY TO BRING AN ACTION AGAINST US OR AGAINST OUR DIRECTORS, OR TO ENFORCE A JUDGMENT AGAINST US OR THEM, WILL BE LIMITED BECAUSE WE CONDUCT ALL OF OUR OPERATIONS IN CHINA AND BECAUSE MOST OF OUR DIRECTORS RESIDE OUTSIDE OF THE UNITED STATES.

     We conduct substantially all of our operations in China through our wholly-owned subsidiary. All of our directors reside in China and substantially all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the United States and of China may render you unable to enforce a judgment against our assets or the assets of our directors.

Item 7.  Financial Statements

     The Company's financial statements, together with notes and the Independent Auditors' Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable

Item 8A. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures.

     The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. The Company's management, with the participation of Zhanwu Hu, our Chief Executive Officer, and Chunman Zhang, our Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Based on that evaluation, Messrs. Hu and Zhang have concluded that, as of the Evaluation Date, such controls and procedures were effective.

     (b) Changes in internal controls.

     The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of Zhanwu Hu, our Chief Executive Officer, and Chunman Zhang, our Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

     None.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The officers and directors of the Company are:

                                                               Director
Name                   Age     Position with the Company       Since
--------------------------------------------------------------------------
Zhanwu Hu              52      Chairman, President             2004

Qitai Yao              48      Chief Executive Officer,        2004
                                Director

Xichen Gao             38      Vice President, Director        2004

Jundong Zhang          37      Director                        2004

Chunman Zhang          44      Chief Financial Officer           --


     Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

     Zhanwu Hu. Mr. Hu organized Heilongjiang Pingchuan in 2001 and has served as its Chairman since that date. For more than the past five years, Mr. Hu has been the Chief Executive Officer of Harbin Pingchuan
Pharmaceutical, culminating a career in management of pharmaceutical enterprises. Mr. Hu has a degree from the Harbin Pedagogic College.

     Qitai Yao.  Mr. Yao joined Mr. Hu in organizing Heilongjiang
Pingchuan in 2001, and has served as its Chief Executive Officer since that date. For more than the past five years, Mr. Yao has been employed by Harbin Pingchuan Pharmaceutical, with responsibilities for product manufacturing, marketing, and strategic planning. Mr. Yao has a degree in finance from the Harbin Technology University.

     Xichen Gao. Mr. Gao has been employed since 2004 as Vice General Manager of Harbin Pingchuan Pharmaceutical, with responsibilities in research and product development. Prior to joining Harbin Pingchuan Pharmaceutical, Mr. Gao was employed for over three years as an administrator in the Medicine Management Office of the SongHuaJiang Transportation Bureau of the Harbin Economy and Trading Committee, where he was responsible for analysis and management in connection with the medical industry. Mr. Gao has a degree in engineering from Heilongjiang
University.

     Jundong Zhang. Mr. Zhang has been employed for over five years by Heilongjiang Pingchuan as its Production Supply Department Manager.

     Chunman Zhang. Mr. Zhang has been employed since 2004 as the Chief Financial Officer of Heilongjiang Pingchuan. From 2003 to 2004, Mr. Zhang was the Financial Manager for Harbin Lingfeng Medicine, Inc., a pharmaceutical company. From 2001 to 2003, Mr. Zhang was employed as Financial Manager for the Heilongjiang Supply and Sales Cooperation Foreign Trade Company.

     Audit Committee

     The Board of Directors has not appointed an Audit Committee. The Board of Directors does not have an audit committee financial expert. The Board of Directors has not been able to recruit an audit committee financial expert to join the Board of Directors because the Company's management is entirely located in China.

     Code of Ethics

     The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are so few members of management.

     Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2005.

Item 10.  Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid by Pingchuan Pharmaceutical and its subsidiary to Qitai Yao, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2005, 2004 and 2003. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2005 exceeded $100,000.

                                              Compensation
                                             Year    Salary
--------------------------------------------------------------
Qitai Yao                                    2005    $39,000
                                             2004    $     0
                                             2003    $     0

     Employment Agreements

     All of our employment arrangements with our executives are on an at will basis.

     Equity Grants

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended December 31, 2005 and those options held by him on December 31, 2005.

         Option Grants in the Last Fiscal Year

                           Percent
                           of total                        Potential realizable
                Number of  options                          value at assumed
                securities granted to                       annual rates of
                underlying employees  Exercise              appreciation of
                option     in fiscal  Price     Expiration  for option term
Name            granted    year       ($/share) Date             5%     10%
-------------------------------------------------------------------------------
Qitai Yao        0          N.A.       N.A.     N.A.              0      0

     Aggregated Fiscal Year-End Option Values

            Number of securities underlying   Value of unexercised in-the-money
            unexercised options at fiscal     options at fiscal year-end ($)
Name        year-end (#) (All exercisable)    (All exercisable)
------------------------------------------------------------------------------
Qitai Yao              0                                  0

     Remuneration of Directors

     None of the members of the Board of Directors receives remuneration for service on the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

     * each shareholder known by us to own beneficially more than 5% of our common stock;

     *   Qitai Yao, our Chief Executive Officer

     *   each of our directors; and

     *   all directors and executive officers as a group.

     There are 71,996,407 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

     In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these "issuable" shares in the outstanding shares when we compute the percent ownership of any other person.

                             Amount and
                             Nature of
Name and Address             Beneficial              Percentage
of Beneficial Owner(1)       Ownership               of Class
-------------------------------------------------------------------------
Zhanwu Hu                    36,557,700                 50.8%
Qitai Yao                       160,000                  0.2%
Xichen Gao                       80,000                  0.1%
Jundong Zhang                        --                  0.0%

All officers and directors   ----------                -----
 as A group (5 persons)      36,797,700                 51.1%
                             ==========                =====
_____________________________

(1) The address of each shareholder, unless otherwise noted, is c/o Heilongjiang Pharmaceutical, Inc., 131 Shizi Street, Nangang District, Harbin Heilongjiang F4, P.R. China 50000

     Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2005.

                                   Number of                       Number of
                                   securities       Weighted       securities
                                   to be issued     average        remaining
                                   upon             exercise       available
                                   exercise of      price of       for future
                                   outstanding      outstanding    issuance
                                   options,         options,       under equity
                                   warrants and     warrants and   compensation
                                   rights           rights         plans
-------------------------------------------------------------------------------
Equity compensation
plans approved by
security
holders..........                         0               --              0


Equity compensation
plans not approved by
security holders*....                     0               --              0
                                    -------            -----      ---------
Total............                         0               --              0
                                    =======            =====      =========


Item 12.  Certain Relationships and Related Transactions

     Heilongjiang Pingchuan is party to a services agreement with Harbin Pingchuan Pharmaceutical, Inc. The agreement, which is described in detail in the Business section of this Report, was the source of 45% of the revenue reported by Pingchuan Pharmaceutical for 2005. Zhanwu Hu, our Chairman, owns over 50% of the capital stock of Harbin Pingchuan Pharmaceutical, Inc.

     During 2004 and 2005 the operations of Heilingjiang Pingchuan were funded by loans from several of our shareholders. The loans do not bear interest, and are payable on demand. The balance due to these shareholders at December 31, 2005 was $91,200.

     We believe the above transactions were as favorable to us as we could have obtained from unrelated third parties.

Item 13.  Exhibit List

     (a) Financial Statements

     Report of Independent Registered Public Accounting Firm on 2004 Financials

     Report of Independent Registered Public Accounting Firm on 2005 Financials

     Consolidated Balance Sheets - December 31, 2005

     Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

     Consolidated Statements of Changes in Shareholders' Equity (Deficiency)
      - Years ended December 31, 2004 and 2003

     Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

     Notes to Consolidated Financial Statements

     (b) Exhibit List

3-a Articles of Incorporation, as amended - filed as an exhibit to the Registration Statement on Form SB-2 (333-52472) filed on December 21, 2000 and incorporated herein by reference.

3-b By-laws - filed as an exhibit to the Registration Statement on Form SB-2 (333-52472) filed on December 21, 2000 and incorporated herein by reference.

31.1  Rule 13a-14(a) Certification - Chief Executive Officer

31.2  Rule 13a-14(a) Certification - Chief Financial Officer

32    Rule 13a-14(b) Certifications

Item 14. Principal Accountant Fees and Services

     Pingchuan Pharmaceutical Kempisty & Company as it principal accountant on January 23, 2006. Prior to that date, Kempisty & Company had not performed any services for Pingchuan Pharmaceutical or its subsidiary.

     Audit Fees

     Kempisty & Company billed $25,000 in connection with the audit of the Company's financial statements for the year ended December 31, 2005.

     Audit-Related Fees

     Kempisty & Company billed the Company $0 for any Audit-Related fee in 2005.

     Tax Fees

     Kempisty & Company billed $0 to the Company in 2005 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Kempisty & Company billed the Company $0 for other services in 2005.

     It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors


Pingchuan Pharmaceutical, Inc. (Previously Xenicent, Inc.) and Subsidiary


We have audited the accompanying statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year ended December 31, 2004 (consolidated) of Pingchuan Pharmaceutical, Inc. (Previously Xenicent, Inc.) and subsidiary. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pingchuan Pharmaceutical, Inc. (Previously Xenicent, Inc.) and subsidiary, as of December 31, 2004 (consolidated), and the results of its operations and its cash flows for the year ended December 31, 2004 (consolidated), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $195,971, an accumulated deficit of $195,522 and a working capital deficiency of $71,920 and used cash in operations of $197,236. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



JIMMY C.H. CHEUNG & CO
Certified Public Accountants


Date: April 12, 2005


By:  /S/ JIMMY C.H. CHEUNG
--------------------------
JIMMY C.H. CHEUNG
                                                                F-1

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003
NEW YORK, NY 10038
TEL (212) 406-7272 - FAX (212) 513-1930


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Pingchuan Pharmaceutical, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Pingchuan Pharmaceutical, Inc. and subsidiary as of December 31, 2005 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pingchuan Pharmaceutical, Inc. and subsidiary at December 31, 2005 and the results of its' operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $136,263 and an accumulated deficit of $331,785. Additionally, the Company has only two customers one of which is a related party. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Kempisty & Company
Certified Public Accountants PC
New York, New York

March 8, 2006
                                                                F-2

                        PINGCHUAN PHARMACEUTICAL, INC.

                          CONSOLIDATED BALANCE SHEET

                                                        December 31,
                                                           2005
ASSETS                                                ---------------
 Current Assets:
  Cash and cash equivalents                            $   31,615
  Accounts receivable, net                                 80,078
                                                         --------
  Total current assets                                    111,693

Due from related parties (Note 6)                          54,708
                                                         --------
Total Assets                                           $  166,401
                                                         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Accounts payable and accrued expenses                $   29,853
  Loan from shareholders (Note 6)                          91,200
                                                         --------
  Total Current Liabilities                               121,053

Commitments and Contingencies (Note 13)                         -

Stockholders' Equity:
 Preferred stock, $0.001 par value, 5,000,000
  shares authorized; none issued and outstanding
  as of December 31, 2005                                       -
 Common stock, $0.001 par value,
  150,000,000 shares authorized; 71,996,406 shares
  issued and outstanding (Note 5)                          71,996
 Additional Paid-in capital                               299,356
 Accumulated deficiency                                  (331,785)
 Accumulated other comprehensive income                     5,781
                                                         --------
 Stockholders' Equity                                      45,348
                                                         --------
Total Liabilities and Stockholders' Equity             $  166,401
                                                         ========



See Notes to Financial Statements
                                                                F-3

                        PINGCHUAN PHARMACEUTICAL, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the Year Ended
                                                         December 31,
                                                      2005            2004
                                                   ---------       ---------

Revenues
 Service income                                   $  273,919      $   38,882
 Cost of sales                                             -               -
                                                   ---------       ---------
 Gross Profit                                        273,919          38,882

Operating Expenses
 Consulting fees paid with stock                     241,000               -
 Professional fees                                    25,000         215,817
 General and administrative                           74,704           7,876
 Loss on foreign currency transaction                  2,253               -
                                                   ---------       ---------
 Total Operating Expenses                            342,957         223,693

Income (Loss) from Operation and before
 provision for Income Tax                            (69,038)       (184,811)

Provision for Income Tax                              67,225          11,160
                                                   ---------       ---------
Net loss                                            (136,263)       (195,971)

Other Comprehensive Income
 Effects of Foreign Currency Conversion                5,781               -
                                                   ---------       ---------
Comprehensive Income (Loss)                       $ (130,482)     $ (195,971)
                                                   =========       =========

Basic and Fully Diluted Earnings per Share        $    (0.00)     $    (0.01)
                                                   =========       =========

Weighted average shares outstanding               70,905,074      30,728,655
                                                  ==========      ==========



See Notes to Financial Statements.
                                                                F-4

                         PINGCHUAN PHARMACEUTICAL, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

                FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                     Accumulated
                        Common Stock                          Additional  Retained   Other
                      $0.001  Par Value    Treasury Stock     Paid-in     Earnings   Comprehensive
                     Shares      Amount    Shares  Amount     Capital     (Deficit)  Income        Totals
--------------------------------------------------------------------------------------------------------------
Balances at
 January 1, 2004    2,112,404  $  2,112           - $       - $ 118,678 $      449   $     -      $ 121,239

Treasury stock
 contributed by
 shareholders              -          -  (1,300,000) (400,000)  400,000          -         -              -

Treasury stock
 cancellation      (1,300,000)   (1,300)  1,300,000   400,000  (398,700)         -         -              -

Shares issued
 due to reverse
 stock split
 rounding                   3         -           -         -         -          -         -              -

Common stock
 issued for
 acquisition of
 Heilongjiang
 Pingchuan         70,000,000    70,000           -         -   (70,000)         -         -              -

Reverse merger
 adjustment           (21,001)      (21)          -         -        21          -         -              -

Contributed rent            -         -           -         -     2,812          -         -          2,812

Net loss                    -         -           -         -         -   (195,971)        -       (195,971)
                    ---------------------------------------------------------------------------------------
Balances at
 December 31, 2004 70,791,406    70,791           -         -    52,811   (195,522)        -        (71,920)

Common stock
 issued for
 services             500,000       500           -         -    99,500          -         -        100,000

Common stock
 issued for
 services             500,000       500           -         -    99,500          -         -        100,000
Common stock
 issued for
 services             200,000       200           -         -    39,800          -         -         40,000

Common stock
 issued for
 services               5,000         5           -         -       995          -         -          1,000

Contributed rent            -         -           -         -     6,750          -         -          6,750

Net income                  -         -           -         -         -   (136,263)        -       (136,263)

Other comprehensive
 income                     -         -           -         -         -          -     5,781          5,781
                   ----------------------------------------------------------------------------------------
Balances at
 December 31, 2005 71,996,406  $ 71,996           - $       - $ 299,356 $ (331,785)  $ 5,781     $   45,348
                   ========================================================================================



See Notes to Financial Statements
                                                                F-5

                         PINGCHUAN PHARMACEUTICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Year Ended
                                                             December 31,
                                                        2005            2004
                                                     ---------       ---------
Operating Activities
 Net income (loss)                                  $ (136,263)     $ (195,971)
 Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Contributed rent                                       6,750           2,814
  Stock issued for consulting expense                  241,000               -
  Changes in operating assets and liabilities:
   Accounts receivable                                 (80,078)              -
   Inventory                                                 -             430
   Accounts payable and accrued expenses                 7,862          21,871
   Taxes payable                                       (18,732)         12,933
                                                     ---------       ---------
 Net cash provided (used) by operating activities       20,539        (157,923)
                                                     ---------       ---------
Financing Activities
 Proceeds from notes payable                                 -          70,000
 Repayment of notes payable                            (70,000)              -
 Loan to related parties                               (15,826)              -
 Loan from related parties                                   -          93,984
 Loan to shareholders                                        -          (5,763)
 Loan from shareholders                                 89,690               -
                                                     ---------       ---------
 Net cash provided (used) by financing activities        3,864         158,221
                                                     ---------       ---------
Increase (decrease) in cash                             24,403             298

Effects of exchange rates on cash                        5,781               -

Cash at beginning of period                              1,431           1,133
                                                     ---------       ---------
Cash at end of period                               $   31,615      $    1,431
                                                     =========       =========

Supplemental Disclosures of Cash Flow Information:

 Cash paid (received) during year for:
  Interest                                          $        -      $        -
                                                     =========       =========

  Income taxes                                      $   67,225      $   11,163
                                                     =========       =========

Supplemental Cash Flow Information:

 Issuance of 500,000 shares of common stock
 par value $0.001 per share for consultant service  $  100,000      $        -
                                                     =========       =========
 Issuance of 500,000 shares of common stock
 par value $0.001 per share for consultant service  $  100,000      $        -
                                                     =========       =========
 Issuance of 200,000 shares of common stock
 par value $0.001 per share for consultant service  $   40,000      $        -
                                                     =========       =========
 Issuance of 5,000 shares of common stock
 par value $0.001 per share for laboratory usage    $    1,000      $        -
                                                     =========       =========


See Notes to Financial Statements.
                                                                F-6

                        PINGCHUAN PHARMACEUTICAL, INC.

                        NOTES TO FINANCIAL STATEMENTS


Note 1- ORGANIZATION AND OPERATIONS

     Pingchuan Pharmaceuticals, Inc. ("Pingchuan") was organized under the laws of the State of North Carolina on July 20, 1996. Xenicent is authorized to issue 50,000,000 shares of common stock of $0.001 par value and 50,000,000 shares of preferred stock of $0.001 par value. Pingchuan is a non-operative holding company of Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si (Heilongjiang Pingchuan), a corporation organized and existed under the laws of the Peoples' Republic of China ("PRC") and is primarily engaged in the sale of medical equipment and the providing of consultation services in the pharmaceutical business.

     On June 22, 2004, Pingchuan (formerly Xenicent, Inc.) executed a Plan of Exchange ("the Agreement") with all the shareholders of Heilongjiang Pingchuan to exchange 70,000,000 shares of common stock of the Company for 100% of the registered capital of Heilongjiang Pingchuan. On July 28, 2004, Xenicent changed its name to Pingchuan Pharmaceutical, Inc. ("Pingchuan Pharmaceutical") and increased its authorized shares of common stock from 50,000,000 to 150,000,000 by filing Articles of Amendment with the Secretary of State in the State of North Carolina.

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

     Pingchuan Pharmaceutical and Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si are hereafter referred to as the Company.

                       PINGCHUAN PHARMACEUTICAL, INC.

                       NOTES TO FINANCIAL STATEMENTS

Note 1- ORGANIZATION AND OPERATIONS (continued)

Going Concern

     As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $331,785 at December 31, 2005 that includes an operating loss of $136,263 for the year ended December 31, 2005. Additionally, the Company has only two customers, one of which is a related party. The loss of either customer would have a material adverse effect on the Company's financial position and results of operations. These factors raise substantial doubt about its ability to continue as a going concern. In view oF the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

Note 2- SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Heilongjiag Pingchuan.

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

                      PINGCHUAN PHARMACEUTICAL, INC.

                      NOTES TO FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

     For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of three months or less.

Accounts Receivable

     The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements" assessment of the credit history with the customer and current relationships with them. As of December 31, 2005 and 2004, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the financial statements.

Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

Revenue Recognition

     The Company provides consultation services to a related company and one other customer based on a negotiated contract basis. The Company recognizeS service based revenue from it contracts when the service has been performed, the customer has approved the completion of services and collectibility is reasonably assured.

     Consulting revenues were derived from two customers. An unrelated third party, provided 55% of revenues and has one more year left on its contract. The balance of the revenues 45%, were provided by a company owned by directors of the Company.

                       PINGCHUAN PHARMACEUTICAL, INC.

                       NOTES TO FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

     The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     PRC income tax is computed according to the relevant laws and regulations in the PRC. The Company"s applicable tax rate has been 33%. The income tax expense for 2005 and 2004 was $67,225 and $11,160 respectively.

Foreign Currency Translation

     For the Chinese subsidiary the Chinese Renminbi ("RMB") is the functional currency. Assets and liabilities denominated in the RMB are translated into U.S. dollars at end-of-period exchange rates, and the resultant translation adjustments are reported, net of their related tax effects, as a component of Accumulated Other Comprehensive Income (Loss) in stockholders' equity. Assets and liabilities denominated in other than the local currency are remeasured into the local currency prior to translation into U.S. dollars, and the resultant exchange gains or losses are included in income in the period in which they occur. Income and expenses are translated into U.S. dollars at average exchange rates in effect during the period.

                      PINGCHUAN PHARMACEUTICAL, INC.

                      NOTES TO FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss)

     The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive income (loss) in the statements of operations and stockholders" equity. Cumulative translation adjustment amounts were insignificant at and for the year ended December 31, 2004.

Earnings Per Share

     Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for 2005 and 2004.

Segments

     The Company operates in only one business segment, therefore segment disclosure is not presented.

                      PINGCHUAN PHARMACEUTICAL, INC.

                       NOTES TO FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES (continued)

Impact of Accounting Pronouncements

     There were no recent accounting pronouncements that have had a material effect on the Company's financial position or results of operations. There was one recent accounting pronouncement that may have a material effect on the Company's financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123R "Share-Based
Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Standard may adversely affect the Company's results of operations if the Company issues a material amount of capital stock for services, as it did during 2005.

Recent Accounting Pronouncements

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

     Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

Note 3- NOTES PAYABLE

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

                      PINGCHUAN PHARMACEUTICAL, INC.

                      NOTES TO FINANCIAL STATEMENTS


Note 4- COMMITMENTS AND CONTINGENCIES


Employee benefits

     The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees" salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $0 and $282 for December 31, 2005 and 2004, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

Note 5- SHAREHOLDER EQUITY - STOCK ISSUANCES

     On June 22, 2004, the Company executed a Plan of Exchange pursuant to which the Company agreed to issue 70,000,000 new shares of common stock to the shareholders of Heilongjiang Pingchuan in exchange for 100% of registered capital of Heilongjiang Pingchuan. The Plan of Exchange was consummated on August 11, 2004 and recorded for accounting purposes as a reverse merger and recapitalization of the Company.

     Additionally, the new shareholders of the Company paid $400,000 to purchase and retire 1,300,000 shares of the Company"s common stock. These shares were contributed back to the Company as Treasury Stock and the cancelled.

     During April 2005, the Company issued 200,000 shares of common stock to a consultant for his website maintenance service. The price of the Company's common stock on April 8, 2005 was $0.20. The Management valued the cost of the service at $40,000.

     During April 2005, the Company issued 5,000 shares of common stock to a consultant for services. The price of the Company's common stock on April 8, 2005 was $0.20. The Management valued the cost of the service at $1,000.

     On March 20, 2005, the Company executed a consulting agreement, pursuant to which the Company agreed to issue 500,000 shares of common stock for a pharmaceutical consultation service. The agreement was consummated in 2005 when the price of the Company's common stock was $0.20. The Management valued the cost of this service at $100,000.

     During January, 2005, the Company issued 500,000 shares of common stock for marketing consultation services. The price of the Company's common stock was $0.20. Management valued the cost of this service at $100,000.

                        PINGCHUAN PHARMACEUTICAL, INC.

                        NOTES TO FINANCIAL STATEMENTS

Note 6- RELATED PARTY TRANSACTIONS

Due From Related Parties

     Due from related parties at December 31,2005 consist of:


     Heilongjiang  consulting fee receivable          $ 24,786
     Beijing Pingchuan loan recevable                   29,922
                                                       -------
                                                      $ 54,708
                                                       =======

     Due from related parties represent loans or receivables that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are not considered current assets. The related companies are owned by directors of the Company.

     Loans to shareholders represent loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The related company is owned by directors of the Company.

     The Company used office space of approximately 4,000 square feet provided by a related company at no charge to the Company in 2005 and 2004. The market value of the annual rent was approximately $6,750 and the Company recorded the free rent as a contribution to capital of $6,750 in 2005 and $2,812 in 2004.

     The Company provides consultation services to a related company owned by the Company's directors, based on a negotiated contract basis. The
Company earned management fees of $74,028 and $38,882 from this related company in 2005 and 2004, respectively. As of December 31, 2005, $24,786 was outstanding as accounts receivable.

Note 7- CONCENTRATIONS AND RISKS

     The Company's business operations exist solely in the PRC and are subject to significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency limitations.

     The Company's results may thus be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies, laws, regulations, anti-inflationary measures, currency conversion and remittance limitation, and rates and methods of taxation, among other things.

     The Company relied on two customers for all of its revenue in 2005 and one customer in 2004.

Note 8-  SUBSEQUENT EVENTS

     On March 6, 2006 Greentree Financial Group, Inc. ("Greentree"), a former consultant to the Company filed a breach of contract complaint in the Superior Court in Mecklenberg County, North Carolina for non payment of contractual obligations for 2004 and 2005 in the amount of $118,500 plus attorney's fees. Company management believes it has paid Greentree the full amount it is due and will contest the complaint. An adverse outcome to this matter would have a material adverse effect on the Company's financial position and results of operations.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Pingchuan Pharmaceutical, Inc.

                                        By:/s/ Qitai Yao
                                        ----------------------------------
                                        Qitai Yao, Chief Executive Officer

      In accordance with the Exchange Act, this Report has been signed below on April 14, 2006 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Qitai Yao
---------------------------------
Qitai Yao, Director,
Chief Executive Officer

/s/ Chunman Zhang
---------------------------------
Chunman Zhang, Chief Financial
and Chief Accounting Officer

/s/ Zhanwu Hu
---------------------------------
Zhanwu Hu, Director

/s/ Xichen Gao
---------------------------------
Xichen Gao, Director

/s/ Jundong Zhang
---------------------------------
Jundong Zhang, Director