Form 10QSB
period 2006-03-31
PINGCHUAN PHARMACEUTICAL INC
filed 2006-05-15
CIK 1121282

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                               FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2006

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                        Commission File No. 3-52472

                       PINGCHUAN PHARMACEUTICAL, INC.
               ---------------------------------------------
               (Name of Small Business Issuer in its Charter)

         North Carolina                               58-2258912
     -------------------------------------------------------------------
     (State or Other Jurisdiction of          (I.R.S. Employer I.D. No.)
      incorporation or organization)

131 Shizi Street, Nangang District, Harbin Heilongjiang F4, P.R. China 150000
-----------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of voting stock, as of the latest practicable date:
                             May 11, 2006
                             Common Voting Stock: 71,996,407

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

PART I     FINANCIAL INFORMATION

                        PINGCHUAN PHARMACEUTICAL, INC.

                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)
                                                               March 31,
                                                                 2006
                                                             -----------
ASSETS
 Current Assets:
  Cash and cash equivalents                                  $     25,106
  Accounts receivable, net                                         49,394
                                                                ---------
 Total current assets                                              74,500

Consulting fees receivable from a related party
 (Note 4)                                                          39,820
                                                                ---------
 Total Assets                                                $    114,320
                                                                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
 Accounts payable and accrued expenses                       $     11,649
 Taxes payable                                                     19,257
 Loan from shareholders (Note 5)                                   17,041
                                                                ---------
 Total Current Liabilities                                         47,947
                                                                ---------
Commitments and Contingencies (Note 8)                                  -

Stockholders' Equity:
 Preferred stock, $0.001 par value, 5,000,000
  shares authorized; none issued and outstanding                        -
  as of March 31, 2006
 Common stock, $0.001 par value, 150,000,000 shares
  authorized; 71,996,406 shares issued and
  outstanding (Note 4)                                             71,996
 Additional Paid-in capital                                       301,073
 Accumulated deficiency                                          (310,345)
 Accumulated other comprehensive income                             3,649
                                                                ---------
 Stockholders' Equity                                              66,373
                                                                ---------
 Total Liabilities and Stockholders' Equity                  $    114,320
                                                                =========


See Notes to Financial Statements

                         PINGCHUAN PHARMACEUTICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                  For the Three Months Ended
                                                           March 31,
                                                     2006              2005
                                                  ---------------------------
Revenues
 Service income                                   $   60,943     $   67,867

Operating Expenses
 Consulting fees paid with stock                           -        200,000
 Professional fees                                     8,500          3,300
 Payroll                                              12,666         12,107
 Office rent                                           1,688          1,688
 General and administrative                            1,071          1,049
                                                   ---------       --------
 Total Operating Expenses                             23,925        218,144
                                                   ---------       --------
Income (Loss) from Operation and before
 provision for Income Tax                             37,019       (150,277)

Provision for Income Tax                              15,578         18,054
                                                   ---------       --------
Net loss                                              21,441       (168,331)
                                                   ---------       --------
Other Comprehensive Income
 Effects of Foreign Currency Conversion                1,151              -
                                                   ---------       --------
Comprehensive Income (Loss)                       $   22,591     $ (168,331)
                                                   =========       ========

Basic and Fully Diluted Earnings Per Share        $        -     $        -
                                                   =========       ========

Weighted average shares outstanding               71,996,406     71,496,074
                                                  ==========     ==========



See Notes to Financial Statements.
                                      -3-

                        PINGCHUAN PHARMACEUTICAL, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2006           2005
                                                      ---------      ---------
Operating Activities
 Net income (loss)                                   $   21,441     $ (168,331)

 Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Contributed rent                                        1,688          1,688
  Stock issued for consulting expense                         -        200,000
 Changes in operating assets and liabilities:
  (Increase)/Decrease in accounts receivable             30,684        (49,997)
  (Increase)/Decrease in consulting for receivable
   from a related party                                  14,885         19,210
  Increase/(Decrease) in accounts payable and
   accrued expenses                                     (18,204)         9,859
  Increawe/(Decrease) in taxes payable                   19,257         10,928
                                                      ---------      ---------
 Net cash provided (used) by operating activities        69,753         23,358
                                                      ---------      ---------
Financing Activities
 Repayment of notes payable                                   -         (6,000)
 Loan from shareholders                                       -         47,806
 Repayment of loan from shareholders                    (74,130)             -
                                                      ---------      ---------
 Net cash provided (used) by financing activities       (74,130)        41,806
                                                      ---------      ---------
Increase (decrease) in cash                              (4,377)        65,164
Effects of exchange rates on cash                        (2,132)             -
 Cash at beginning of period                             31,615          1,431
                                                      ---------      ---------
 Cash at end of period                               $   25,106     $   66,595
                                                      =========      =========
Supplemental Disclosures of Cash Flow Information:
 Cash paid (received) during year for:
  Interest                                           $        -     $        -
                                                      =========      =========

  Income taxes                                       $        -     $        -
                                                      =========      =========

Supplemental Cash Flow Information:
 Issuance of 1.000,000 shares of common stock
  par value $0.001 per share for consulting service  $        -     $  200,000
                                                      =========      =========



See Notes to Financial Statements.
                                      -4-

                        PINGCHUAN PHARMACEUTICAL, INC.

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Pingchuan Pharmaceutical, Inc. and subsidiary (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2005.

Note 2- ORGANIZATION AND OPERATIONS

     Pingchuan Pharmaceuticals, Inc. ("Pingchuan") was organized under the laws of the State of North Carolina on July 20, 1996. The Company is authorized to issue 50,000,000 shares of common stock of $0.001 par value and 50,000,000 shares of preferred stock of $0.001 par value. Pingchuan is a non-operative holding company of Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si (Heilongjiang Pingchuan), a corporation organized and existed under the laws of the Peoples' Republic of China ("PRC") and is primarily engaged in the sale of medical equipment and the providing of consultation services in the pharmaceutical business.

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

                       PINGCHUAN PHARMACEUTICAL, INC.

                       NOTES TO FINANCIAL STATEMENTS

Note 2- ORGANIZATION AND OPERATIONS (continued)

Going Concern

     As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $310,345 at March 31, 2006 that includes an operating loss of $136,263 for the year ended December 31, 2005. Additionally, the Company has only two customers, one of which is a related party. The loss of either customer would have a material adverse effect on the Company's financial position and results of operations. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 3- SIGNIFICANT ACCOUNTING POLICIES

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

                      PINGCHUAN PHARMACEUTICAL, INC.

                      NOTES TO FINANCIAL STATEMENTS

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                       PINGCHUAN PHARMACEUTICAL, INC.

                       NOTES TO FINANCIAL STATEMENTS

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Statements

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

                      PINGCHUAN PHARMACEUTICAL, INC.

                      NOTES TO FINANCIAL STATEMENTS

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2006, and 2005, have been included. Readers of these financial statements should note that the interim results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

                      PINGCHUAN PHARMACEUTICAL, INC.

                       NOTES TO FINANCIAL STATEMENTS

Note 4- SHAREHOLDER EQUITY - STOCK ISSUANCES

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

                        PINGCHUAN PHARMACEUTICAL, INC.

                        NOTES TO FINANCIAL STATEMENTS

Note 5- RELATED PARTY TRANSACTIONS

Due From Related Parties

     Consulting fee receivable from a related party at March 31, 2006 consist of:


     Heilongjiang consulting fee receivable           $ 39,820
                                                       -------
                                                      $ 39,820
                                                       =======

     The Company provides consultation services to a related company owned by the Company's directors, based on a negotiated contract basis. The Company earned management fees of $14,813 and $21,860 from this related company in the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, $39,820 was outstanding as accounts receivable.

     Loans from shareholders represent loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

     The Company uses office space of approximately 4,000 square feet provided by a related company owned by the Company's directors at no charge to the Company. The market value of the annual rent was approximately $6,750 and the Company recorded the free rent as a contribution to capital of $1,688 in the three months ended March 31, 2006 and 2005, respectively.

Note 6- CONCENTRATIONS AND RISKS

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

     The Company relies on two customers for all of its revenue.

Note 7-  COMMITMENTS AND CONTINGENCIES

     On March 6, 2006 Greentree Financial Group, Inc. ("Greentree"), a former consultant to the Company, filed a breach of contract complaint in the Superior Court in Mecklenberg County, North Carolina for non payment of contractual obligations for 2004 and 2005 in the amount of $118,500 plus attorney's fees. Company management believes it has paid Greentree the full amount it is due and will contest the complaint. An adverse outcome to this matter would have a material adverse effect on the Company's financial position and results of operations.

ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS

     A Warning Concerning Forward- Looking Statements

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Readers are cautioned that there are risks and uncertainties which may cause actual future results to differ from the results anticipated in these forward-looking statements. Among the more significant risks are:

     * The fact that Pingchuan does not have a detailed business plan, but provides consulting services to only two clients.

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

     Results of Operations

     We recorded revenues of $60,943 in the first quarter of 2006, compared to $67,867 in revenue in the first quarter of 2005. All of our revenue represented professional service fees from (a) Harbin Pingchuan, which has contracted to pay us through 2009 for consulting services a professional services fee of $48,000 per year plus 15% of its sales revenue and (b) Moscow Sing Sing Co, Ltd., which has contracted to pay us $50,000 every 90 days through January 2007 for marketing services.

     The majority of our revenue currently comes from the Sing Sing contract, which will terminate at the end of this year. We expect the growth of our business in 2006 to come primarily from increased business at Harbin Pingchuan. Our revenue from that source will increase, however, only if Harbin Pingchuan is successful in obtaining the funds that it needs in order to expand the marketing of its herbal supplements for diabetics. Revenue from Harbin Pingchuan for the first quarter of 2006 was significantly less than in the first quarter of 2005.

     Because our operations consist entirely of consulting services performed by our management, we record no cost of sales, so all of our revenue flows through to become gross profit. Similarly, we incur relatively low operating expenses. Our selling, general and administrative expenses in the first quarter of 2006 were $23,925, representing only 39% of our revenue. In the same period of 2005, we incurred approximately equal operating expenses that we settled in cash but an additional $200,000 in consulting fees that we paid by issuing stock. Because of our lack of cash resources, it is likely that we will in the future issue stock to the individuals that are critical to our efforts at business expansion.

     For the first quarter of 2006 we realized net income (before gains from currency translations) of $21,441, compared to a net loss of $168,331 in the first quarter of 2005. At our current level of operations, we expect to continue to realize profits, albeit modest, except during periods when we issue stock for services. Our plan, however, is to expand operations, which is likely to affect our profitability.

     Liquidity and Capital Resources

     On March 31, 2006 Pingchuan Pharmaceutical had $26,553 in working capital, an improvement of $35,913 from the working capital deficit that existed at December 31, 2006. The primary reason for the improvement is the fact that the Company utilized the cash received during the quarter from its consulting contracts to reduce the balance of its loans from shareholders.

     Pingchuan realized $69,753 in net cash from operations during the first quarter of 2006, due to payments on its two consulting contracts. While this level of cash flow is sufficient to sustain our current level of operations, the low level of operations currently carried on will not produce sufficient cash to fund an expansion of operations. Therefore, unless additional capital is obtained or the Company's relationship with Harbin Pingchuan provides increased cash flow to Heilongjiang Pingchuan, the Company will not have the resources necessary to expand its operations.

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

ITEM 3.    CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Yao Qitai, our Chief Executive Officer, and Zhang Chunman, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Messrs. Yao and Zhang concluded that the Company's system of disclosure controls and procedures was effective as of March 31, 2006 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1. Legal Proceedings

     On April 6, 2006 GreenTree Financial Group, Inc. commenced an action in the General Court of Justice of the State of North Carolina (County of Mecklenberg) titled "GreenTree Financial Group, Inc. v. Pingchuan Pharmaceuticals, Inc." GreenTree Financial Group alleges that it performed services under contract for Pingchuan Pharmaceutical, Inc., and is owed $118,500. Pingchuan Pharmaceutical denies that any money is due to GreenTree Financial Group, and has moved to dismiss the complaint for failure to state a claim.

Item 6.	Exhibits

     31.1    Rule 13a-14(a) Certification - CEO
     31.2    Rule 13a-14(a) Certification - CFO
     32      Rule 13a-14(b) Certification


                                 SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PINGCHUAN PHARMACEUTICAL, INC.


Date: May 12, 2006               By:  /s/ Hu Zhanwu
                                 ---------------------
                                 Hu Zhanwu, President