Form 10QSB
period 2006-06-30
PINGCHUAN PHARMACEUTICAL INC
filed 2006-08-14
CIK 1121282

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2006

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                        Commission File No. 3-52472

                        PINGCHUAN PHARMACEUTICAL, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)

              North Carolina                       58-2258912
       ----------------------------------------------------------------
       (State or Other Jurisdiction of      (I.R.S. Employer I.D. No.)
        incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of voting stock, as of the latest practicable date:
                             August 11, 2006
                             Common Voting Stock: 71,996,407

Transitional Small Business Disclosure Format (check one):   Yes  [ ]   No  [X]

PART I - FINANCIAL INFORMATION

                        PINGCHUAN PHARMACEUTICAL, INC.

                          CONSOLIDATED BALANCE SHEET

                                                     June 30,
                                                      2006
ASSETS                                             ----------
 Current Assets:
  Cash and cash equivalents                       $     64,823
  Accounts receivable, net                              50,581
                                                    ----------
  Total current assets                                 115,404

Consulting fees receivable from a related
 party (Note 4)                                         54,754
                                                    ----------
Total Assets                                      $    170,158
                                                    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Accounts payable and accrued expenses           $      7,414
  Taxes payable                                         18,642
  Loan from shareholders (Note 4)                       47,487
                                                    ----------
Current liabilities                                     73,543

Commitments and Contingencies (Note 6)                       -

Stockholders' Equity:
 Preferred stock, $0.001 par value, 5,000,000
  shares authorized; none issued and outstanding
  as of June 30, 2006
 Common stock, $0.001 par value, 150,000,000 shares
  authorized;  71,996,406 shares issued and
  outstanding as of June 30, 2006 (Note 4)              71,996
 Additional Paid-in capital                            302,760
 Accumulated deficiency                               (282,309)
 Accumulated other comprehensive income                  4,168
                                                    ----------
 Stockholders' Equity                                   96,615
                                                    ----------
Total Liabilities and Stockholders' Equity         $   170,158
                                                    ==========

See Notes to Financial Statements

                         PINGCHUAN PHARMACEUTICAL, IN

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                         For the Three Months Ended     For the Six Months Ended
                                   June 30,                    June 30,
                             2006          2005           2006          2005
                          ---------     ---------      ---------     ---------
Revenues
 Service income          $   61,660    $   67,904     $  122,603   $  135,775

Operating Expenses
 Consulting fees paid
  with stock                      -        41,000              -      241,000
 Professional fees           18,943         3,300         27,443        6,600
 Payroll                     12,522        12,097         25,188       24,204
 Office rent                  1,689         1,688          3,376        3,375
 General and
  administrative                471         1,116          2,171        2,166
                          ---------     ---------      ---------    ---------
Total Operating Expenses     33,625        59,201         58,178      277,345
                          ---------     ---------      ---------    ---------
Income (Loss) from
 Operation and before
 provision for Income Tax    28,035         8,703         64,425     (141,570)

Provision for Income Tax          -        18,048         14,949       36,103
                          ---------     ---------      ---------    ---------
Net Income (Loss)            28,035        (9,344)        49,476     (177,673)

Other Comprehensive Income
 Effects of foreign
  currency conversion           519             -          1,670            -
                          ---------     ---------      ---------    ---------
Comprehensive Income
 (Loss)                   $  28,554   $    (9,344)    $   51,146   $ (177,673)
                          =========     =========      =========    =========
Basic and fully diluted
 earnings per Share       $    0.00   $     (0.00)    $     0.00   $    (0.00)
                          =========     =========      =========    =========
Weighted average shares
 outstanding             71,996,406    71,496,074     71,996,406   71,496,074
                         ==========    ==========     ==========   ==========



See Notes to Financial Statements.

                         PINGCHUAN PHARMACEUTICAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                For the Six Months Ended
                                                        June 30,
                                                  2006            2005
Operating Activities                           --------------------------
 Net income (loss)                            $    49,476  $    (177,673)
 Adjustments to reconcile net income
  (loss) to net cash provided (used) by
  operating activities:
  Contributed rent                                  3,376          3,376
  Stock issued for consulting expense                   -        241,000
 Changes in operating assets and liabilities:
  (Increase)/Decrease in accounts receivable       29,497        100,000
  (Increase)/Decrease in consulting fee
    receivable from a related party                   (46)        (2,061)
  Increase/(Decrease) in accounts payable
   and accrued expenses                           (22,439)         8,140
  Increase/(Decrease) in taxes payable             18,642         38,110
                                                ---------      ---------
 Net cash provided (used) by operating
  activities                                       78,506         10,892
                                                ---------      ---------
Financing Activities
 Repayment of notes payable                             -        (10,000)
 Loan from shareholders                                 -         51,781
 Repayment on Loan from shareholders              (43,713)             -
                                                ---------      ---------
 Net cash provided (used) by financing
  activities                                      (43,713)        41,781
                                                ---------      ---------

Increase (decrease) in cash                        34,793         52,673

Effects of exchange rates on cash                  (1,585)             -

Cash at beginning of period                        31,615          1,431
                                                ---------      ---------
Cash at end of period                          $   64,823     $   54,104
                                                =========      =========

Supplemental Disclosures of Cash Flow Information:
 Cash paid (received) during year for:
  Interest                                     $        -     $        -
                                                =========      =========
  Income taxes                                 $        -     $        -
                                                =========      =========

Supplemental Cash Flow Information:
 Issuance of 1,000,000 shares of common stock
  par value $0.001 per share for consulting
  services                                     $        -     $  241,000
                                                =========      =========

See Notes to Financial Statements.

                      PINGCHUAN PHARMACEUTICAL, INC.

                       NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)
Note 1- BASIS OF PRESENTATION

     The consolidated financial statements of Pingchuan Pharmaceutical, Inc. and subsidiary (collectively, the Company), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2005.

Note 2- ORGANIZATION AND OPERATIONS

     Pingchuan Pharmaceuticals, Inc. ("Pingchuan" or the Company) was organized under the laws of the State of North Carolina on July 20, 1996. the Company is authorized to issue 50,000,000 shares of common stock of $0.001 par value and 50,000,000 shares of preferred stock of $0.001 par value. Pingchuan is a non-operative holding company of Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si (Heilongjiang Pingchuan), a corporation organized and existed under the laws of the Peoples' Republic of China ("PRC") and is primarily engaged in the sale of medical equipment and the providing of consultation services in the pharmaceutical business.

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

     Going Concern

     As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $282,309 at June 30, 2006 that includes an operating loss of $136,263 for the year ended December 31, 2005. Additionally, the Company has only two customers, one of which is a related party. The loss of either customer would have a material adverse effect on the Company's financial position and results of operations. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjust-ments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                       PINGCHUAN PHARMACEUTICAL, INC.

                       NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 2- ORGANIZATION AND OPERATIONS (continued)

     Going Concern (continued)

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

Note 3- SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Heilongjiang Pingchuan.

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

     Accounts Receivable

     The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements' assessment of the credit history with the customer and current relation-ships with them. As of June 30, 2006 and 2005, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the financial statements.

                       PINGCHUAN PHARMACEUTICAL, INC.

                       NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. These financial instruments include cash, accounts receivable, accounts payable and accrued liabilities, indebtedness to related parties and notes payable. Fair values were assumed to approximate cost or carrying values because of the short-term maturity of the instruments. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

     Revenue Recognition

     The Company provides consultation services to a related company and one other customer based on a negotiated contract basis. The Company recognizes service based revenue from it contracts when the service has been performed, the customer has approved the completion of services and collectibility is reasonably assured.

     Consulting revenues were derived from two customers. An unrelated third party, provided 75% of revenues and the current contract will expire on January 2007. The balance of the revenues 25%, were provided by a company owned by directors of the Company.

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

     PRC income tax is computed according to the relevant laws and regulations in the PRC. The Company's applicable tax rate has been 33%.

                        PINGCHUAN PHARMACEUTICAL, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     Comprehensive income (loss)

     The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive income (loss) in the statements of operations and stockholders' equity.

     Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) and amounted to $4,168 as of June 30, 2006. The balance sheet amounts with the exception of equity at June 30, 2006 were translated at 7.99 RMB to $1.00 USD. The equity accounts were stated at their historical rate. The average translation rate of 8.02 RMB to $1.00 USD for the six months ended June 30, 2006 was applied to income statement accounts.

     Earnings Per Share

     Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2006, there are no potentially dilutive securities issued and outstanding.

     Segments

     The Company operates in only one business segment, therefore segment disclosure is not presented.

     Interim Financial Information

     The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2006, and 2005, have been included. Readers of these financial statements should note that the interim results for the six month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

                        PINGCHUAN PHARMACEUTICAL, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

     Additionally, the new shareholders of the Company paid $400,000 to purchase and retire 1,300,000 shares of the Company's common stock. These shares were contributed back to the Company as Treasury Stock and the cancelled.

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

                        PINGCHUAN PHARMACEUTICAL, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 5- RELATED PARTY TRANSACTIONS

     Due From Related Parties

     Consulting fee receivable from a related partie at March 31,2006 consist of: party at June 30, 2006 consist of

     Heilongjiang  consulting fee receivable              $   54,754
                                                           ---------
                                                          $   54,754
                                                           =========

     The Company provides consultation services to a related company owned by the Company's directors, based on a negotiated contract basis. The Company earned management fees of $22,603 and $35,775 from this related company in the six months ended June 30, 2006 and 2005, respectively.
     As of June 30, 2006, $54,754 was outstanding as accounts receivable.

     Loans from shareholders represent loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

     The Company uses office space of approximately 4,000 square feet provided by a related company owned by the Company's directors at no charge to the Company. The market value of the annual rent was approximately $6,750 and the Company recorded the free rent as a contribution to capital of $3,376 in the six months ended June 30, 2006 and 2005, respectively.

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

Note 7- COMMITMENTS AND CONTINGENCIES

     On August 1, 2006 Greentree Financial Group, Inc. (Greentree), a former consultant to a subsidiary of the Company, filed a breach of contract complaint in the Superior Court in Mecklenberg County, North Carolina for non payment of contractual obligations for 2004 and 2005. The claim is for $49,000 in cash and $40,000 worth of stock as compensatory damages or $80,000 in liquidated damages. Company management believes it has paid Greentree the full amount it is due and will contest the complaint. An adverse outcome to this matter would have a material adverse effect on the Company's financial position and results of operations.

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

     Results of Operations

     We recorded revenues of $122,603 in the first six months of 2006, compared to $135,775 in revenue in the first six months of 2005. All of our revenue represented professional service fees from (a) Harbin Pingchuan, which has contracted to pay us through 2009 for consulting services a professional services fee of $48,000 per year plus 15% of its sales revenue and (b) Moscow Sing Sing Co, Ltd., which has contracted to pay us $50,000 every 90 days through January 2007 for marketing services.

     The majority of our revenue currently comes from the Sing Sing contract, which will terminate at the end of this year. We expect the growth of our business in 2006 to come primarily from increased business at Harbin Pingchuan. Our revenue from that source will increase, however, only if Harbin Pingchuan is successful in obtaining the funds that it needs in order to expand the marketing of its herbal supplements for diabetics. Revenue from Harbin Pingchuan for the first six months of 2006 was significantly less than in the first six months of 2005.

     Because our operations consist entirely of consulting services performed by our management, we record no cost of sales, so all of our revenue flows through to become gross profit. Similarly, we incur relatively low operating expenses. Our operating expenses in the first six months of 2006 were $58,178, representing only 47% of our revenue. In the same period of 2005, we incurred somewhat lower operating expenses that we settled in cash but an additional $241,000 in consulting fees that we paid by issuing stock. Because of our lack of cash resources, it is likely that we will in the future issue stock to the individuals that are critical to our efforts at business expansion.

     For the first six months of 2006 we realized net income (before gains from currency translations) of $49,476, compared to a net loss of $177,673 in the six months of 2005, loss primarily resulting from our issuance of stock to consultants. At our current level of operations, we expect to continue to realize profits, albeit modest, except during periods when we issue stock for services. Our plan, however, is to expand operations, which is likely to affect our profitability.

     Liquidity and Capital Resources

     On June 30, 2006 Pingchuan Pharmaceutical had $41,961 in working capital. This represents an improvement of $51,321 over our working capital deficit of $9,360 at December 31, 2005. The primary reason for the improvement was is the fact that the Company's receivable from the Sing Sing contract was reduced, and the funds were used to reduce the loan from the Company's shareholders. During the same period, however, the Company's receivable from Harbin Pingchuan has remained constant and is classified as a non-current liability, since the Company does not expect to receive payment from Harbin Pingchuan within the next twelve months. The operations of Harbin Pingchuan provide the only significant prospect for growth in the Company's revenues. Accordingly, the Company has determined that the cash resources of Harbin Pingchuan would be better used for the business of Harbin Pingchuan than to settle its obligation to Pingchuan Pharmaceutical.

     The Company's liabilities primarily consisted of obligations to the shareholders who have been funding Pingchuan Pharmaceutical's operations. Although that $47,487 debt is carried on our balance sheet as a current liability, the shareholders have not required that we pay it unless cash is available for that purpose, and we do not expect them to require payment in the near future. So we believe that we will be able to continue our operations without concern about debt service.

     Pingchuan realized $78,506 in net cash from operations during the six months of 2006, due to payments by Sing Sing. Although some of those funds were used to repay debts from our shareholders, we retained enough to increase our cash position from $31,615 to $64,823. While this is sufficient to sustain our current level of operations, the low level of operations currently carried on will not produce sufficient cash to fund an expansion of operations. Therefore, unless additional capital is obtained or the Company's relationship with Harbin Pingchuan provides increased cash flow to Heilongjiang Pingchuan, the Company will not have the resources necessary to expand its operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Yao Qitai, our Chief Executive Officer, and Zhang Chunman, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Messrs. Yao and Zhang concluded that the Company's system of disclosure controls and procedures was effective as of June 30, 2006 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

                                PINGCHUAN PHARMACEUTICAL, INC.


Date: August 11, 2006		By:  /s/ Hu Zhanwu
                                -------------------------
                                Hu Zhanwu, President