Form 10QSB
period 2006-09-30
PINGCHUAN PHARMACEUTICAL INC
filed 2006-11-14
CIK 1121282

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2006

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 3-52472

PINGCHUAN PHARMACEUTICAL, INC _
(Name of Small Business Issuer in its Charter)

North Carolina	58-2258912
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

131 Shizi Street, Nangang District, Harbin Heilongjiang F4, P.R. China 150000
(Address of Principal Executive Offices)

Issuer's Telephone Number: 011-86451-8271-3712

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of voting stock, as of the latest practicable date:

November 13, 2006

Common Voting Stock: 71,996,407

Transitional Small Business Disclosure Format (check one):      Yes ☐ No ☒

PART 1

   FINANCIAL INFORMATION

PINGCHUAN PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
September 30,
2006
ASSETS
Current Assets:
Cash and cash equivalents	$51,033
Accounts receivable, net	51,146
Total current assets	102,179

Due from related parties (Note 4)	47,589

Total Assets	$149,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$8,229
Taxes payable	35,903
Total Current Liabilities	44,132

Commitments and Contingencies (Note 6)	-

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
none issued and outstanding as of June 30, 2006
Common stock, $0.001 par value, 150,000,000 shares authorized;
71,996,406 shares issued and outstanding as of September 30, 2006	71,996
Additional Paid-in capital	304,448
Accumulated deficiency	(277,857)
Accumulated other comprehensive income	7,049
Stockholders' Equity	105,636
Total Liabilities and Stockholders' Equity	$149,768

See Notes to Financial Statements

PINGCHUAN PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Service income	$60,322	$62,616	$182,925	$198,391

Operating Expenses
Consulting fees paid with stock	-	-	-	241,000
Professional fees	8,232	3,300	35,911	9,900
Payroll	12,597	12,375	37,785	36,579
Office rent	1,688	1,689	5,064	5,064
General and administrative	1,209	3,342	3,380	5,508
Total Operating Expenses	23,726	20,706	82,140	298,051
Income (Loss) from Operation
and before provision for Income Tax	36,596	41,910	100,785	(99,660)

Provision for Income Tax	15,232	15,478	46,857	51,581
Net Income (Loss)	21,364	26,432	53,928	(151,241)

Other Comprehensive Income
Effects of foreign currency conversion	2,722	2,303	4,551	2,303

Comprehensive Income (Loss)	$24,086	$28,735	$58,479	$(148,938)
Basic and fully diluted earnings per Share	$0.00	$0.00	$0.00	$(0.00)
Weighted average shares outstanding	71,996,406	71,996,406	71,996,406	71,683,073

See Notes to Financial Statements,

PINGCHAUN PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended
	September 30,
	2006	2005
Operating Activities
Net income (loss)	$53,928	$(151,241)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Contributed rent	5,064	3,376
Stock issued for consulting expense	-	241,000
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	28,932	(29,995)
(Increase)/Decrease in prepaid expense	-	(98,191)
(Increase)/Decrease in consulting fee receivable from a related party	7,119	(21,426)
Increase/(Decrease) in accounts payable and accrued expenses	(21,624)	25,356
Increase/(Decrease) in taxes payable	35,903	45,515
Net cash provided (used) by operating activities	109,322	14,394
Financing Activities
Repayment of notes payable	-	(10,000)
Loan from shareholders	-	54,849
Repayment on Loan from shareholders	(91,200)	-
Net cash provided (used) by financing activities	(91,200)	44,849

Increase (decrease) in cash	18,122	59,243
Effects of exchange rates on cash	1,296	4,020
Cash at beginning of period	31,615	1,431
Cash at end of period	$51,033	$64,694

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$27,482	$52,463
Supplemental Cash Flow Information:
Issuance of 1,205,000 shares of common stock
par value $0.001 per share for consulting services	$-	$241,000

See Notes to Financial Statements.

Note 1 –BASIS OF PRESENTATION

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

Note 2 – ORGANIZATION AND OPERATIONS

Pingchuan Pharmaceuticals, Inc. (“Pingchuan” or the "Company") was organized under the laws of the State of North Carolina on July 20, 1996. the Company is authorized to issue 50,000,000 shares of common stock of $0.001 par value and 50,000,000 shares of preferred stock of $0.001 par value. Pingchuan is a non-operative holding company of Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si ("Heilongjiang Pingchuan"), a corporation organized and existed under the laws of the Peoples' Republic of China (“PRC”) and is primarily engaged in the sale of medical equipment and the providing of consultation services in the pharmaceutical business.

On June 22, 2004, Pingchuan (formerly Xenicent, Inc.) executed a Plan of Exchange (“the Agreement") with all the shareholders of Heilongjiang Pingchuan to exchange 70,000,000 shares of common stock of the Company for 100% of the registered capital of Heilongjiang Pingchuan. On July 28, 2004, Xenicent changed its name to Pingchuan Pharmaceutical, Inc. (“Pingchuan Pharmaceutical “) and increased its authorized shares of common stock from 50,000,000 to 150,000,000 by filing Articles of Amendment with the Secretary of State in the State of North Carolina.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $277,857 at September 30, 2006 that includes an operating loss of $136,263 for the year ended December 31, 2005.  Additionally, the Company has only two customers, one of which is a related party.  The loss of either customer would have a material adverse effect on the Company's financial position and results of operations.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - ORGANIZATION AND OPERATIONS (continued)

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

Note 3 - SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them. As of September 30, 2006 and 2005, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the financial statements.

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

For the Chinese subsidiary the Chinese Renminbi (“RMB”) is the functional currency.  Assets and liabilities denominated in the RMB are translated into U.S. dollars at end-of-period exchange rates, and the resultant translation adjustments are reported, net of their related tax effects, as a component of Accumulated Other Comprehensive Income (Loss) in stockholders' equity.  Assets and liabilities denominated in other than the local currency are remeasured into the local currency prior to translation into U.S. dollars, and the resultant exchange gains or losses are included in income in the period in which they occur.  Income and expenses are translated into U.S. dollars at average exchange rates in effect during the period.

Comprehensive income (loss)

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive income (loss) in the statements of operations and stockholders’ equity.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) and amounted to $7,049 as of September 30, 2006. The balance sheet amounts with the exception of equity at September 30, 2006 were translated at 7.899 RMB to $1.00 USD. The equity accounts were stated at their historical rate. The average translation rate of 8.001 RMB to $1.00 USD for the nine months ended September 30, 2006 was applied to income statement accounts.

Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2006, there are no potentially dilutive securities issued and outstanding.

Segments

The Company operates in only one business segment, therefore segment disclosure is not presented.

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2006, and 2005, have been included.  Readers of these financial statements should note that the interim results for the nine month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Note 4 - RELATED PARTY TRANSACTIONS

Due From Related Parties

Due from related parties at September 30,2006 consist of:

Heilongjiang consulting fee receivable	$17,758
Beijing Tianzhi Co, Ltd.	29,831
$47,589

The Company provides consultation services to a related company owned by the Company's directors, based on a negotiated contract basis.  The Company earned management fees of $22,603 and $35,775 from this related company in the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, $17,758 was outstanding as accounts receivable.

Due from Beijing Tianzhi Co, Ltd. is unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are not considered current assets. Beijing Tianzhi Co, Ltd. is owned and operated by directors of the Company.

The Company uses office space of approximately 4,000 square feet provided by a related company owned by the Company's directors at no charge to the Company.  The market value of the annual rent was approximately $6,750 and the Company recorded the free rent as a contribution to capital of $5,064 in the nine months ended September 30, 2006 and 2005, respectively.

Note 5 - CONCENTRATIONS AND RISKS

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

COMMITMENTS AND CONTINGENCIES

On August 1, 2006 Greentree Financial Group, Inc. ("Greentree"), a former consultant to a subsidiary of the Company, filed a breach of contract complaint in the Superior Court in Mecklenberg County, North Carolina for non payment of contractual obligations for 2004 and 2005.  The claim is for $49,000 in cash and $40,000 worth of stock as compensatory damages or $80,000 in liquidated damages.  Company management believes it has paid Greentree the full amount it is due and will contest the complaint.  An adverse outcome to this matter would have a material adverse effect on the Company's financial position and results of operations.

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

•

The fact that Pingchuan does not have a detailed business plan, but provides consulting services to only two clients.

•

The fact that Pingchuan’s current business operations are not sufficient in size to produce significant financial results.

•

The fact that Pingchuan lacks the capital necessary to substantially enlarge its business operations.

These factors and other risks, known and unanticipated, may cause Pingchuan’s results to differ significantly from those anticipated in this report.  Readers are cautioned not to place undue reliance on the forward-looking statements in this report, which reflect management's opinions only as of the date hereof. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

Results of Operations

We recorded revenues of $182,925 in the first nine months of 2006, compared to $198,391 in revenue in the first nine months of 2005. All of our revenue represented professional service fees from (a) Harbin Pingchuan, which has contracted to pay us through 2009 for consulting services a professional services fee of $48,000 per year plus 15% of its sales revenue and (b) Moscow Sing Sing Co, Ltd., which has contracted to pay us $50,000 every 90 days through January 2007 for marketing services.

The majority of our revenue currently comes from the Sing Sing contract, which will terminate at the end of this year.  We expect most of our business in 2007 to come primarily from Harbin Pingchuan.  Our revenue from that source will increase, however, only if Harbin Pingchuan is successful in obtaining the funds that it needs in order to expand the marketing of its herbal supplements for diabetics.  Revenue from Harbin Pingchuan for the first nine months of 2006 was significantly less than in the first nine months of 2005.

Because our operations consist entirely of consulting services performed by our management, we record no cost of sales, so all of our revenue flows through to become gross profit.  Similarly, we incur relatively low operating expenses.  Our operating expenses in the first nine months of 2006 were $82,140, representing only 45% of our revenue.  In the same period of 2005, we incurred somewhat lower operating expenses that we settled in cash but an additional $241,000 in consulting fees that we paid by issuing stock.  Because of our lack of cash resources, it is likely that we will in the future issue stock to the individuals that are critical to our efforts at business expansion.

For the first nine months of 2006 we realized net income (before gains from currency translations) of $53,928, compared to a net loss of $151,241 in the first nine months of 2005, loss primarily resulting from our issuance of stock to consultants.  At our current level of operations, we expect to continue to realize profits, albeit modest, except during periods when we issue stock for services.  Our plan, however, is to expand operations, which is likely to affect our profitability.

Liquidity and Capital Resources

On September 30, 2006 Pingchuan Pharmaceutical had $58,047 in working capital.  This represents an improvement of $67,407 over our working capital deficit of $9,360 at December 31, 2005.  The primary reason for the improvement was is the fact that the Company’s receivable from the Sing Sing contract was reduced, and the funds were used to reduce the loan from the Company’s shareholders.  During the same period, however, the Company’s receivable from Harbin Pingchuan has remained constant and is classified as a non-current liability, since the Company does not expect to receive payment from Harbin Pingchuan within the next twelve months.  The operations of Harbin Pingchuan provide the only significant prospect for growth in the Company’s revenues.  Accordingly, the Company has determined that the cash resources of Harbin Pingchuan would be better used for the business of Harbin Pingchuan than to settle its obligation to Pingchuan Pharmaceutical.

Pingchuan realized $109,322 in net cash from operations during the first nine months of 2006, due to payments by Sing Sing.  Although some of those funds were used to repay debts from our shareholders, we retained enough to increase our cash position from $31,615 to $51,033.  While this is sufficient to sustain our current level of operations, the low level of operations currently carried on will not produce sufficient cash to fund an expansion of operations.  Therefore, unless additional capital is obtained or the Company’s relationship with Harbin Pingchuan provides increased cash flow to Heilongjiang Pingchuan, the Company will not have the resources necessary to expand its operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Yao Qitai, our Chief Executive Officer, and Zhang Chunman, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, Messrs. Yao and Zhang concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2006 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: November 13, 2006

By:  /s/ Hu Zhanwu

Hu Zhanwu, President