Form 10KSB
period 2006-12-31
SHANDONG ZHOUYUAN SEED & NURSERY CO., LTD.
filed 2007-04-18
CIK 1121282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 3-52472

SHANDONG ZHOUYUAN SEED AND NURSERY CO, LTD.
(Name of Small Business Issuer in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2258912 (I.R.S. Employer ID Number)

238 Jianxindong Street, Laizhou, Shandong Province, P.R. China
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 86451-8271-3712

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___    No X

State the issuer’s revenues for its most recent fiscal year: $ 424,709

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of April 13, 2007 was $ 18,508,206.

As of April 13, 2007 the number of shares outstanding of the Registrant’s common stock was 66,999,401 shares, $.001 par value.

Transitional Small Business Disclosure Format: Yes___   No X

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Shandong Zhouyuan Seed and Nursery Co. Ltd. Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

Item 1.	Business

Shandong Zhouyuan Seed and Nursery Co., Ltd. (the “Parent Corporation”) is a holding company with one active subsidiary: Infolink Pacific Limited, a British Virgin Islands corporation organized in September 2006 that is the beneficiary of a trust that owns 60% of the registered capital of Shandong Zhouyuan Seed and Nursery Co., Ltd. (“Zhouyuan”). Zhouyuan is incorporated in the People’s Republic of China, and is engaged in the business of developing and distributing agricultural seeds in China.

The People’s Republic of China does not permit non-residents to own a majority interest in any Chinese company involved in the seed industry. However, Chinese law does not prevent the assignment of a beneficial interest in a majority position nor the transfer to non-residents of effective control over a Chinese seed company. For this reason, in October 2006 Li Han Xun and You Li, who are the record shareholders of Zhouyuan, entered into Trust and Indemnity Agreements with Infolink. The Trust and Indemnity Agreements assign to Infolink all of the benefits of Mr. Li and Ms. You’s ownership of 60% of Zhouyuan. The Trust and Indemnity Agreements also assign to Infolink effective voting control over Zhouyuan, since Mr. Li and Ms. You agree to vote on shareholder matters as they are directed by Infolink. The Declaration of Trust signed by each of Mr. Li and Ms. You contains their undertaking to assign the Zhouyuan shares to Infolink at any time upon the request of Infolink.

On January 30, 2007 the Parent Corporation acquired ownership of Infolink Pacific Limited in exchange for 55,000,000 shares of the common stock of the Parent Corporation. Subsequently the Parent Corporation terminated the pharmaceutical consulting business that had been carried by its subsidiary, Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si. On April 2, 2007, the Parent Corporation changed its name to “Shandong Zhouyuan Seed and Nursery Co., Ltd.”

Zhouyuan was organized in 2001 under the laws of the People’s Republic of China. In 2002 it acquired intellectual property and assets from two formerly state-owned entities: LaiZhou Agriculture Science Research Center and LaiZhou Yongzhou Seed Ltd. From its beginning, Zhouyuan has worked closely with government agencies, particularly the state Science and Technology Commission, on the development of improved hybrid seed strains. Zhouyuan now ranks as one of the top three seed producers in the LaiZhou District, which is known as the “Seed Valley of China.”

Production

Zhouyuan currently has approval from several Provincial governments to market a wide variety of seeds. Its primary product is corn seed, including both corn intended for forage and corn with a high starch content for use in industrial food production. In addition, Zhouyuan currently markets varieties of wheat seeds and cabbage seeds.

Among Zhouyuan’s most popular products are:

•	Corn - Huiyaun 20. This summer sowing seed achieved first place among 33 competitors in a productivity test conducted in the Zhong District and second place in a competition held in Anhui Province.
•
Corn - White Prince. This white corn has a high gluten content that gives it a particularly attractive taste. Zhouyuan is able to sell these seeds for almost four times the market price of standard corn seeds.

•	Corn - Select Yeden 5. This corn is valued in difficult climates because it is especially resistant to disease and collapse.
•
Corn - Spring Queen. In only 65 days (compared to the standard 95 - 115 days) this seed produces a high yield of corn (approx. 24,000 kg. per acre) with a particularly good taste. Because of these benefits, Zhouyuan prices this seed at nine times the price of conventional corn seeds.

•	Wheat - Zhouyuan 9369. This is a new variety of high quality wheat. It is rust resistance, and grows to 75 cm.

Zhouyuan’s seeds are currently produced for it by three independent seed growers and one municipality consisting of seven towns. These four sources dedicate 1400 to 1750 acres to growing seeds for Zhouyuan. Zhouyuan’s business plan contemplates that it will develop its own production capability on 4,250 acres. Achievement of that goal will require that Pingchuan obtain substantial additional capital for that purpose, either by selling its equity or obtaining debt financing.

Zhouyuan’s proprietary rights to its seeds are protected by patents, specifically six patents on its corn hybrids, one on its wheat hybrid and one on its cabbage hybrid. Zhouyuan also owns seven registered trademarks.

The Seed Industry

The People’s Republic of China contains less than 7% of the world’s cultivatable land, but 22% of the world’s population. For this reason, the government of China has placed a special focus on developing the advanced agricultural technology needed to successfully feed its population. The seed industry has been a prime beneficiary of this focus, receiving grants, tax relief and technological assistance.

Until 2000 China restricted the market of any individual seed company to the district in which it was located. The Seed Law of the People’s Republic of China, issued in 2000, eliminated that restriction. Today, therefore, there are approximately 3,700 firms marketing seeds nationwide. However, because the ability to have a national presence is new, the firms marketing seeds in China tend to be small, and none has significant market power. The eight largest seed companies are believed to control only about 25% of the national market.

A number of multinational companies have made inroads into the Chinese seed market, among them Monsanto, Pioneer and Sygenta. To date, however, their influence has been limited by the difficulty of marketing to the highly decentralized agricultural community in China. In addition, the multinationals primarily offer genetically-engineered seeds, which have not gained widespread acceptance in China.

Marketing

Farming in China remains a highly decentralized industry. Marketing to farmers is necessarily local, and loyalty is built on personal relationships. For that reason, Zhouyuan has developed a decentralized distribution network, constituted by county-based sales representatives who report to independent retail companies located in each of the 19 Provinces and Autonomous Regions in which Zhouyuan carries on marketing operations. Zhouyuan’s internal marketing personnel are responsible for monitoring the performance of the regional sales companies and providing any assistance they require.

Employees

Zhouyuan has 68 employees, all of whom are employed on a full-time basis. Its employees include 1 research scientist, 13 senior agronomists, 27 agronomists and 18 technicians.

Item 2.	Properties

The executive offices of Zhouyuan are located at 238 Jianxindong Street in Laizhou in the Province of Shandong. Zhouyuan owns the building in which its offices are located, although it currently leases the first and second floor. This arrangement assures Zhouyuan of adequate space if its growth necessitates expansion of its offices.

The production facilities are located in a factory owned by Zhouyuan at 1688 Chenggang Zhong Road in Laizhou. We will need additional capital equipment as we grow, however. But we believe the factory space will support our expansion for the foreseeable future.

Item 3.	Legal Proceedings

On April 6, 2006 GreenTree Financial Group, Inc. commenced an action in the General Court of Justice of the State of North Carolina (County of Mecklenberg) titled “GreenTree Financial Group, Inc. v. Pingchuan Pharmaceuticals, Inc.” GreenTree Financial Group alleges that it performed services under contract for Pingchuan Pharmaceutical, Inc., and is owed $118,500. Pingchuan Pharmaceutical answered the complaint and denied that it owes any money to GreenTree Financial Group. Trial of the action is scheduled for May 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “SZSN.OB.” Set forth below are the high and low bid prices for each of the eight quarters in the past two fiscal years.  All prices have been adjusted to reflect the 1-for-6 reverse stock split on January 2, 2007. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Bid
Quarter Ending	High	Low
March 31, 2005	$2.10	$.90
June 30, 2005	$31.50	$.90
September 30, 2005	$21.00	$2.16
December 31, 2005	$4.80	$1.08

March 31, 2006	$12.18	$2.50
June 30, 2006	$6.69	$2.50
September 30, 2006	$2.81	$1.12
December 31, 2006	$1.87	$.68

(b) Shareholders

Our shareholders list contains the names of 1,904 registered stockholders of record of the Company’s Common Stock.

(c) Dividends

The Company has not paid or declared any cash dividends on its Common Stock within the past three years and does not foresee doing so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

(d) Sale of Unregistered Securities

The Company did not sell any unregistered securities during the 4th quarter of 2006.

(e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006

Item 6	Management’s Discussion and Analysis

Results of Operations

Our lack of financial resources has made it difficult for us to establish the broad marketing network necessary to achieve widespread distribution of our seeds. But because seeds are a relatively low margin product, profitable operations depend on high volume sales. The result of our limited distribution has been that we have realized negative gross profit in each of the past two years. The revenue from our sales has exceeded the cost of the seeds by less than 20%, leaving insufficient net revenue to offset the amortization of our intellectual property.

In 2006 our sales revenue fell by 34% from the level achieved in 2005, which was itself insufficient to produce a gross profit. To sustain operations, we pared down the only discretionary spending that we had - our selling expenses. This decision enabled us to achieve cash flow slightly above break-even, but had the inevitable result of reducing our already dwindling revenue. The net result was that we realized a net loss before minority interest of $590,868 in 2006, compared to a net loss before minority interest of $433,756 in 2005.

Our statement of operations records an adjustment for “minority interest.” For 2006 the minority interest adjustment reduced our net loss by $243,162. This represents the reversal of the portion of the loss incurred by Zhouyuan that is attributable to the 40% of Zhouyuan in which the Parent Corporation has no equity interest. If Zhouyuan realizes income in the future, a proportionate reduction in our consolidated income will be recorded for the same reason.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income or net loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. For 2006 we recorded $25,120 in unrealized gains on foreign currency translation.

Liquidity and Capital Resources

At December 31, 2006 we had a working capital deficit of $2,098,233. We had only $2,600 in liquid assets, and only $41,204 in accounts receivable (net of allowance). At the same time we owed the Agricultural Bank of China $1,358,920 plus $143,059 in accrued interest, and had other past-due obligations that far exceeded our ability to pay.

We remain in default with respect to our obligations to the Bank. Negotiations are ongoing with respect to a restructuring of the debt. At the same time, we cannot sustain operations for any significant period of time unless we obtain additional capital. Our efforts to attract capital are hindered, however, by our default to the Bank. The survival of our business, therefore, depends on our ability to develop a comprehensive debt relief and financing package. Unfortunately, because our operations have produced only a trickle of cash during the past two years, we can only achieve financing if we convince the investor that an investment in our company can be leveraged into a significant increase in revenues and cash flows.

In the event that we are unable to achieve a restructuring of our debt, it is likely that we will be required to sell our real property. This will have the effect of eliminating the revenue stream that we obtain by leasing a portion of the property, and will necessitate that we ourselves commence payment of lease fees. This would cause a further deterioration of our financial results.

We believe that our business plan is sound, and that our products are marketable. With adequate capital, we believe that Zhouyuan can be prosperous and profitable. We have no assurance, however, that the necessary capital can be achieved.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2006, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. The first was our determination, reflected in Note 2 and Note 7 to the Financial Statements, that our long-lived assets (specifically, our patents) have not been impaired and should continue to be amortized on the ten year schedule that we initially adopted. This determination was based on our expectation that our recent losses from operations will end as we expand our operations, and that we will realize the full value of our patents. The second was our determination, reflected in Note 3 to the Financial Statements, to record a $245,240 allowance for bad debt against our $286,444 in accounts receivable. The determination was based on our assessment that we are unlikely to collect the accounts beyond the net amount recorded on our balance sheet.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2006.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations. There was one recent accounting pronouncement that may have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Standard may adversely affect the Company’s results of operations if the Company issues a material amount of capital stock for services.

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

There is no assurance that we will be able to generate profits from our business.

To date we have been unsuccessful in establishing a sufficient market for our seeds to assure us of profitability. In 2006 our sales were 34% lower than in 2005, and in neither year were sales at a level that could sustain profits. Unless we are able to obtain sufficient capital investment to permit us to expand operations, it is unlikely that we will be able to operate at a profitable level. We have no commitment from any source for financing, and there is no assurance that we will be able to obtain the necessary financing. Without financing, it is likely that our business will fail.

If we are unable to settle our bank obligations, we may lose control of our business.

We are currently in default with respect to principal and interest payments due on $1.3 million in obligations to the Agricultural Bank of China. Our current financial situation does not permit us to satisfy the debt as written. We have been in negotiations with the Bank regarding a restructuring of the debt. If those negotiations do not reach a satisfactory conclusion, we may lose the realty that we pledged to secure the debt and may face a judgment that could force us into bankruptcy.

We will be unable to compete effectively unless we maintain a technological advantage over our competitors.

The physics of seed generation has been advancing rapidly in the past forty years. Innovations in design of seeds and methods of growing seeds are constant. Our ability to compete effectively in this market will depend on our ability to stay in the vanguard of technological change. However, we compete against many larger enterprises that have considerable resources to apply to research and development. If we are unable to gain access to the latest discoveries in seeds, we will not be able to compete effectively, and our business will fail.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled marketing personnel, chemists, manufacturing technicians and engineers. Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand. Therefore we may not be able to successfully attract or retain the personnel we need to succeed.

We may have difficulty establishing adequate management and financial controls in China.

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with. We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company. If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

We may be unable to protect our proprietary and technology rights.

The Company's success will depend in part on its ability to protect its proprietary rights and technologies. Zhouyuan relies on a combination of patents, trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect its proprietary rights. However, these measures afford only limited protection. Zhouyuan’s failure to adequately protect its proprietary rights may adversely affect our competitive prospects. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of Zhouyuan’s products or to obtain and use trade secrets or other information that it regards as proprietary.

Zhouyuan’s means of protecting its proprietary rights in the People’s Republic of China may not be adequate. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy for theft of our proprietary information may have a material adverse impact on our business operations.

Government regulation may hinder our ability to function efficiently.

The national, provincial and local governments in the People’s Republic of China are highly bureaucratized. The day-to-day operations of our business require frequent interaction with representatives of the Chinese government institutions in order to obtain and maintain the licenses needed to market hybrid seeds in China. The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting. Significant delays can result from the need to obtain governmental approval of our activities. These delays can have an adverse effect on the profitability of our operations. In addition, compliance with regulatory requirements applicable to manufacturing operations and production may increase the cost of our operations, which would adversely affect our profitability.

We are subject to the risk of natural disasters.

Our revenue stream depends on our ability to deliver seeds at the beginning of their growing season. Our supply of seeds and their timely availability can be negated by drought, flood, storm, blight, or the other woes of farming. Any such event or a combination thereof could render us unable to meet the demands of our distribution network. This could have a long-term negative effect on our ability to grow our business, in addition to the near-term loss of income.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

Currency fluctuations may adversely affect our operating results.

Zhouyuan generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China. However, as a subsidiary of the Parent Corporation, it will report its financial results in the United States in U.S. Dollars. As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies. From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi. In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi. Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results. We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

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

The Parent Corporation is not likely to hold annual shareholder meetings in the next few years.

Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. The current members of the Board of Directors were appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that the current directors will appoint them. As a result, the shareholders of the Parent Corporation will have no effective means of exercising control over the operations of the Parent Corporation or Zhouyuan.

Item 7.	Financial Statements

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.	Controls and Procedures

(a)     Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)     Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Wang Zhigang	44	Chief Executive Officer, Director	2007
Sanncy Zeng	37	Chief Financial Officer, Director	2007
Wang Zhicheng	40	Director	2007
Daoqi Jiang	64	Director	2007
Chi Ming Chan	45	Director	2007

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Wang Zhigang. Mr. Wang founded Zhouyuan in 2001 and has been employed as its Chairman and General Manager since then. Mr. Wang was awarded a degree in Agriculture by The Shandong Agriculture University in 1997. In 1992 he was awarded a degree in Vegetable Protection by The Nanjing Agriculture University.

Sanncy Zeng. From 2004 to 2007 Mr. Zeng has been employed as Financial Controller by the General Business Network (Guangzhou) Ltd., which markets value-added telecommunications services. From 2001 to 2004 Mr. Zeng was employed as Financial Controller by Fenet Roystone Software Co., Ltd. which was involved in information technology and software development. In 1993 Mr. Zeng was awarded a Bachelors Degree in Economics

Wang Zhicheng. Mr. Wang has been employed by Zhouyuan since 2002, initially as Manager and then as General Manager. In 1986 Mr. Wang was awarded a degree in Civil Engineering by The Shandong Agriculture Project College.

Daoqi Jiang. Since 1990 Mr. Daoqi has been the Director of the Information Centre of the Legislative Affairs Office of the State Council for the People’s Republic of China. From 1978 to 1990 Mr. Daoqi was employed as Senior Engineer and Project Director with responsibility for economic forecasting and District programming for the National Development and Reform Commission. In 1964 Mr. Daoqi was awarded a B.A. in Mathematics by the Anhui Normal University.

Chi Ming Chan. Since 2003 Mr. Chan has been employed by China World Trade Corporation (OTC Bulletin Board: CWTD), initially as General Manager and now as Chief Executive Officer. China World Trade Corporation is engaged in trade agency and investment consulting for Chinese businesses. From 2000 to 2001 Mr. Chan was employed as Chief Executive Officer of Asia Information Source Holding Company, which provided online business information. In 1991 Mr. Chan was awarded a Masters Degree in Law by the University of Lancaster. In 1987 he was awarded a Masters Degree in Physics by the Chinese University of Hong Kong.

Audit Committee; Compensation Committee

The Board of Directors has not yet appointed an Audit Committee or a Compensation Committee, due to the relatively small size of the Board. The Board does not have any member who qualifies as an audit committee financial expert, due to the fact that the current management only took control of this U.S. public company in January 2007.

 Code of Ethics

The Company does not have a code of ethics that governs the conduct of its executive officers. The Board believes that the size of management remains sufficiently small that a code of ethics is not needed.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2006.

Item 10.	Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Zhouyuan to Wang Zhigang, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2006, 2005 and 2004. There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2006 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Wang Zhigang	2006	$1,667	-	-	-	-
	2005	$1,667	-	-	-	-
	2004	$1,667	-	-	-	-

Employment Agreements

All of our executive officers serve on an at-will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2006 and those options held by him on December 31, 2006.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Wang Zhigang	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2006 and held by them unvested at December 31, 2006.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have NotVested	Market Value of Shares That Have Not Vested
Wang Zhigang	0	--

Remuneration of Directors

None of the members of the Board of Directors received remuneration for service on the Board during 2006.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are 66,999,401 shares of the Parent Corporation’s common stock issued and outstanding. The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this Report by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock (on a fully-diluted basis);

•	Wang Zhigang, our Chief Executive Officer

•	each of the members of our Board of Directors; and

•	all of the new directors and executive officers as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Wang Zhigang	3,050,300	4.6%
Sanncy Zeng	--	--
Wang Zhicheng	128,000	0.2%
Daoqi Jiang	--	--
Chi Ming Chan	--	--

All directors and officers as a group (5 persons)	3,178,300	4.7%

Hu Zhanwu 131 Shizi Street Nangang District Harbin, P.R. China	6,092,950	9.1%
________________________________
(1)	Except as otherwise noted, the address of each shareholder is c/o Shandong Zhouyuan Seed and Nursery Co., Ltd., 238 Jianxindong Street, LaiZhou City, Shandong Province, P.R. China.
(2)	Except as otherwise noted, all shares are owned of record and beneficially.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0		0
Equity compensation plans not approved by security holders	0		0
Total	0		0

Item 12.	Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

None of the five individuals who serve as directors or officers of the Parent Corporation has engaged in any transaction with the Parent Corporation, Infolink Pacific Limited or Zhouyuan during the past fiscal year that had a transaction value in excess of $60,000, except as follows:

Chi Ming Chan, a member of the Board of Directors of the Parent Corporation, is Chief Executive Officer of China World Trade Corporation. A subsidiary of China World Trade Corporation known as World Trade Full Capital (Beijing) Investment Consultancy Limited acted as an advisor to Zhouyuan in connection with its recent acquisition by Infolink Pacific Limited and in connection with the reverse merger of Infolink Pacific Limited into the Parent Corporation. The services were performed pursuant to a contract that provides that if World Trade Full Capital assists Zhouyuan in obtaining capital in the United States, then Zhouyuan will pay a service fee to World Trade Full Capital, consisting of $80,000 plus 500,000 shares of the Parent Corporation’s common stock.

Director Independence

Daoqi Jiang is the only member of the Parent Corporation’s Board of Directors who is independent, as “independent” is defined in the rules of the NASDAQ National Market System.

Item 13.	Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets - December 31, 2006.

Consolidated Statements of Operations and Other Comprehensive Income (Loss) - Years ended December 31, 2006 and 2005.

Consolidated Statements of Shareholders’ Equity (Deficit) - Years ended December 31, 2006 and 2005.

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005.

Notes to Consolidated Financial Statements

(b) Exhibit List

3-a	Articles of Incorporation, as amended - filed as an exhibit to the Registration Statement on Form SB-2 (333-52472) filed on December 21, 2000 and incorporated herein by reference.

3-a(1)
Articles of Amendment to Articles of Incorporation filed as of January 2, 2007 - filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 5, 2007 and incorporated herein by reference.

3-b	By-laws - filed as an exhibit to the Registration Statement on Form SB-2 (333-52472) filed on December 21, 2000 and incorporated herein by reference.

21	Subsidiaries -	Infolink Pacific Limited
Shandong Zhouyuan Seed and Nursery Co., Ltd.
Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si.

31	Rule 13a-14(a) Certifications

32	Rule 13a-14(b) Certifications

Item 14.	Principal Accountant Fees and Services

The Parent Corporation retained Kempisty & Company, Certified Public Accountants P.C. as it principal accountant on January 23, 2006. Prior to that date, Kempisty & Company had not performed any services for Pingchuan Pharmaceutical or its subsidiary.

Audit Fees

Kempisty & Company billed $37,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2006. Kempisty & Company billed $37,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2005.

Audit-Related Fees

Kempisty & Company billed the Company $0 for any Audit-Related fee in 2006.
Kempisty & Company billed the Company $0 for any Audit-Related fee in 2005.

Tax Fees

Kempisty & Company billed $0 to the Company in 2005 for professional services rendered for tax compliance, tax advice and tax planning. Kempisty & Company billed $0 to the Company in 2005 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Kempisty & Company billed the Company $0 for other services in 2006.
Kempisty & Company billed the Company $0 for other services in 2005.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Shangdong Zhouyuan Seed and Nursery Co., Ltd.
F/K/A Pingchuan Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Shangdong Zhouyuan Seed and Nursery Co., Ltd. F/K/A Pingchuan Pharmaceuticals, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations and other comprehensive income (loss), shareholders' equity (deficit), and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shangdong Zhouyuan Seed and Nursery Co., Ltd. F/K/A Pingchuan Pharmaceuticals, Inc. as of December 31, 2006 and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses of $322,586 and $228,848 for the years ended December 31, 2006 and 2005, respectively; and an accumulated deficit of $1,792,706 at December 31, 2006. Additionally, the Company defaulted on bank loans and interest payments, totaling $1,501,979, as of December 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 26, 2007

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEET

December 31,
2006
ASSETS
Current Assets:
Cash and cash equivalents	$2,600
Accounts receivable, net (Note 3)	41,204
Inventory (Note 4)	292,712
Other receivable	29,122
Advance to suppliers	107,811
Total current assets	473,449

Property, Plant, and Equipment, net (Note 5)	1,777,634

Land use right, net (Note 6)	433,822
Acquired seed patents, net (Note 7)	644,833
Receivable from sale of land use right	306,116
1,384,771

Total Assets	$3,635,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 8)	$1,358,920
Short-term loans	133,106
Accounts payable and accrued expenses	446,625
Pension and employee benefit payable	220,494
Taxes payable	116,971
Interest payable	143,059
Deferred revenue	28,946
Due to employees	36,563
Customer security deposit	86,998
Total Current Liabilities	2,571,682

Minority interest	430,013

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding as of December 31, 2006	-
Common stock, $0.001 par value, 150,000,000 shares authorized;
11,999,401 (71,996,406 pre-split) shares issued and outstanding as of December 31, 2006	11,999
Additional Paid-in capital	2,362,240
Accumulated deficiency	(1,792,706)
Accumulated other comprehensive income	52,626
Stockholders' Equity	634,159

Total Liabilities and Stockholders' Equity	$3,635,854

See Notes to Financial Statements

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2006	2005

Revenues
Sale of seeds	$424,709	$644,145
Total revenue	424,709	644,145

Cost of good sold
Cost of seeds sold	381,086	559,095
Amortization of seed patents	130,677	127,191
Total cost of sales	511,763	686,286

Gross Profit	(87,054)	(42,141)

Operating Expenses
Selling expenses	54,384	90,891
Payroll	48,204	47,463
Pension and employee benefit	56,386	54,116
Depreciation expenses	103,748	63,150
Amortization expenses	9,730	9,470
Bad debt expenses	19,508	10,686
Travel and entertainment	21,075	9,502
Other general and administrative	62,386	42,654
Total Operating Expenses	375,421	327,932

Income (Loss) from Operation	(462,475)	(370,073)

Other Income (Expenses)
Interest income	11,240	9,808
Interest expenses	(156,500)	(99,118)
Other income (expenses)	16,867	25,627
Total other income (expenses)	(128,393)	(63,683)
Income (Loss) before provision for income tax	(590,868)	(433,756)
Provision for Income Tax	-	-
Income before Minority Interest	(590,868)	(433,756)
Minority Interest	243,162	177,402
Net Income	(347,706)	(256,354)
Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	25,120	27,506
Comprehensive Income (Loss)	$(322,586)	$(228,848)
Basic and fully diluted earnings (loss) per share	$(0.03)	$(0.02)
Weighted average shares outstanding	11,999,401	11,999,401

See Notes to Financial Statements

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

					Accumulated
	Common Stock		Additional	Retained	Other
	$0.001 Par Value		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Totals
Balances at January 1, 2005	11,999,401	$11,999	$2,362,240	$(1,188,646)	$-	$1,185,593

Net (loss)	-	-	-	(256,354)	-	(256,354)

Other comprehensive income	-	-	-	-	27,506	27,506
Balances at December 31, 2005	11,999,401	11,999	2,362,240	(1,445,000)	27,506	956,745

Net (loss)	-	-	-	(347,706)	-	(347,706)

Other comprehensive income	-	-	-	-	25,120	25,120
Balances at December 31, 2006	11,999,401	$11,999	$2,362,240	$(1,792,706)	$52,626	$634,159

See Notes to Financial Statements

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005
Operating Activities
Net (loss)	$(347,706)	$(256,354)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Minority interest	(243,162)	(177,402)
Depreciation	103,748	63,150
Amortization	140,407	136,661
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	25,804	132,859
(Increase)/Decrease in inventory	32,659	(6,912)
(Increase)/Decrease in other receivable	166,590	138,458
(Increase)/Decrease in advance to suppliers	(71,733)	(34,991)
(Increase)/Decrease in receivable from sale of land use right	-	16,121
Increase/(Decrease) in accounts payable and accrued expenses	(100,718)	43,358
Increase/(Decrease) in pension and employee benefit payable	75,816	20,660
Increase/(Decrease) in taxes payable	(20,569)	7,046
Increase/(Decrease) in interest payable	136,365	6,694
Increase/(Decrease) in deferred revenue	21,275	(6,391)
Increase/(Decrease) in customer security deposit	86,998	-
Net cash provided by operating activities	5,774	82,957

Investing Activities
Purchase of fixed assets	(41,472)	(220,343)
Net cash (used) by investing activities	(41,472)	(220,343)

Financing Activities
Bank loans	-	33,743
Short-term loans	-	80,579
Payback of short-term loans	(12,829)	-
Payback of loans from employees	(4,981)	(20,100)
Net cash provided (used) by financing activities	(17,810)	94,222

Increase (decrease) in cash	(53,508)	(43,164)
Effects of exchange rates on cash	44,260	13,742
Cash at beginning of period	11,848	41,270
Cash at end of period	$2,600	$11,848

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$(23,155)	$(69,462)
Income taxes	$-	$-

See Notes to Financial Statements

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND OPERATIONS

Shandong Zhouyuan Seed and Nursery Co.,Ltd. F/K/A Pingchuan Pharmaceuticals, Inc. (“Pingchuan” or the Company) was organized under the laws of the State of North Carolina on July 20, 1996 under the name of Xenicent, Inc ("Xenicent"). The Company currently engages in the business of development, production and distribution of hybrid crop seeds in the People's Republic of China ("PRC'), through its whole owned subsidiary, Infolink Pacific Limited ("Infolink").

On June 22, 2004, Xenicent executed a Plan of Exchange (“the Agreement") with all the shareholders of Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si ("Heilongjiang Pingchuan") to exchange 11,666,667(70,000,000 pre-split) shares of common stock of the Xenicent for 100% of the registered capital of Heilongjiang Pingchuan. On July 28, 2004, Xenicent changed its name to Pingchuan Pharmaceutical, Inc.

On January 18, 2007, Pingchuan entered into a Share Exchange Agreement with Mr. Wang, Zhigang and Ms. You, Li, who are the shareholders of Infolink, pursuant which Pingchuan will issue to Messrs. Wang and You 55,000,000 (330,000,000 pre-split) shares of its capital stock in exchange for all of the capital stock of Infolink.

Infolink was incorporated on September 28, 2006 in British Virgin Islands (“BVI”) under the BVI Business Companies Act, 2004, for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by Statement of Financial Accounting Standards (SFAS) No. 7.

On October 18, 2006, Mr. Li Han Xun and Ms. You Li (collectively the "Trustees"), both of whom are citizens PRC and totally own a 60% equity ownership interest in Shandong Zhouyuan Seed and Nursery Co., Ltd. ( "Zhouyuan" ), executed Trust and Indemnity Agreements with Infolink, pursuant which the Trustees assigned to Infolink all of the beneficial interest in the Trustee's equity ownership interest in Zhouyuan. These arrangements have been undertaken solely to satisfy PRC regulations, which prohibits foreign companies from owning or operating the business of sale and development of crop seeds in PRC.

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND OPERATIONS (continued)

Through the agreements described in the preceeding paragraphy Infolink is deemed a 60% beneficiary of Zhouyuan resulting in Zhouyuan being deemed a subsidiary of Infolink under the requirements of Financial Interpretation 46 (Revised) "Consolidation of Variable Interest Entities" issued by the Financial Accounting Standards Board ("FASB"). The Agreements provided for effective control of Zhouyuan to be transferred to Infolink at October 18, 2006. Infolink did not have any operating activity prior to entering into the Agreements. The majority shareholders of Infolink and Zhouyuan are substantially the same. These transactions have been accounted for on a basis similar to a reorganization between entities under common control. Accordingly, Infolink's consolidated financial statements are prepared by including the consolidated financial statements of Zhouyuan through October 18, 2006, and subsequently the Infolink's consolidated financial statements include the financial statements of Zhouyuan.

Zhouyuan was incorporated in Laizhou City, Shandong Province, PRC on October 26, 2001. Zhouyuan engages in the business of development, production and distribution of hybrid crop seeds in PRC.

Under the Company Law of PRC, two formerly state owned companies, Laizhou Yongzhou Seed Ltd and Laizhou Agriculture Science Research and Development Ltd., were reformed and merged into one company named Laizhou Huiyuan Seed Ltd ("Huiyuan") on October 26, 2001. On December 24, 2002, Huiyuan changed its name to Shandong Zhouyuan Seed and Nursery Co., Ltd.

Zhouyuan owns 80% of Laizhou Tianzhe Seed Research and Development Ltd. ("Tianzhe"), which was incorporated in Laozhou City, Shandong Province, PRC on October 24, 2004 under the Company Law of PRC. Tianzhe engages in the research and development of crop seeds.

The merger of Pingchuan with Infolink results in a capital transaction accounted for as a reverse merger. The transaction was treated for accounting purposes as a recapitalization of the accounting acquirer (Infolink) and a reorganization of the accounting acquiree (Pingchuan). Accordingly, the historical financial statements presented prior to the merger are the historical financial statements of Infolink, which includes Infolink's wholly-owned subsidiary, Zhouyuan.

Pingchuan, Infolink, Zhouyuan, and Tianzhe are hereafter referred to as the Company.

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND OPERATIONS (continued)

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $1,792,706 at December 31, 2006 that includes operating losses of $322,586 and $228,848 for the years ended December 31, 2006 and 2005, respectively. Additionally, the Company defaulted on bank loans and interest payments, totaling $1,501,979, as of December 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Principles of China " ("PRC GAAP"). Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC GAAP. The difference between PRC GAAP accounts of the Company and its US GAAP financial statements is immaterial.

The Company maintains its books and accounting records in PRC currency "Renminbi" ("RMB"), which is determined as the functional currency.  Assets and liabilities of the Company are translated at the prevailing exchange rate at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are include in the cumulative translation adjustment account in shareholders' equity. Gain and losses resulting from foreign currency transactions are included in operations.

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation (continued)

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity and amounted to $52,626 and $27,506 as of September 30, 2006 and December 31, 2005, respectively. The balance sheet amounts with the exception of equity at December 31, 2006 were translated at 7.80 RMB to $1.00 USD as compared to 8.06 RMB at December 31, 2005. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2006 and 2005 were 7.96 RMB and 8.11 RMB, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness, and the economic environment.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2006 due to the relatively short-term nature of these instruments.

Advance to Suppliers

The Company purchases seeds from the suppliers throughout the operating cycle. The majority of the seeds is purchased from the growers from the end of November through the following February. Pursuant to some purchase contracts, the Company may advance certain amount of purchase price to growers.

Inventories

Inventories are stated at the lower of cost or market value. Actual cost is used to value raw materials and supplies. Finished goods and work in process are valued at First-In-First-Out (FIFO) method.

Valuation of Long-Lived assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages or depreciable life applied are:

Property and plant	30 years
Machines and equipment	7 years
Office equipment	5 years
Motor vehicles	5 years

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Land Use Right

All land belongs to the State in PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for a period of 50 years or 70 years, respectively. The right of land usage can be sold, purchased, and exchange in the market.

The Company obtained the right to use a piece of land at which its headquarter building is located for a period of 50 years, from December 30, 1998 to December 30, 2045, and a piece of land at which its packing facilities and warehouse are located for a period of 50 years from September 10, 2003 to September 10, 2053. We amortize the cost of these and usage rights over a period of 50 years, using straight-line method with no residual value.

Acquired Seed Patents, net

Acquired intangible assets consist primarily of purchased technology rights and are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated useful lives of these assets of an average of 10 years and recorded in cost of revenues.

Short-term Loans

Short-term loans are temporally loans from third parties to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from these activities are classified as cash flows from financing activates. The total borrowing from third parties was $123,099 and $123,099 in the years ended December 31, 2006 and 2005, respectively.

Due to Employees

Due to employees are temporally short-term loans from our employees to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from these activities are classified as cash flows from financing activates. The total borrowing from employees was $0 and $0 in the years ended December 31, 2006 and 2005, respectively.

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company derives its revenue primarily from the sale of various branded conventional seeds and branded seeds with biotechnology traits. Revenue is recognized when pervasive evidence of an arrangement exists, products have been delivered, the price is fixed or determinable, collectibility is reasonably assured and the right of return has expired. The estimated amounts of revenues billed in excess of revenues recognized are recorded as deferred revenues.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses. Advertising expenses were $6,204 and $8,128 for the years ended December 31, 2006 and 2005, respectively.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $56,386 and $54,116 for the years ended December 31, 2005 and 2006, respectively.

Reverse Stock Split

Effective on January 2, 2007, the Company filed with the Secretary of State of the State of North Carolina Articles of Amendment to its Articles of Incorporation. The amendment effected a reverse stock split of the Company's common stock in the ratio of 1:6. All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Statutory Reserves

Pursuant to the laws applicable to the PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company's registered capital. Appropriation to the statutory public welfare fund is 10% of the after-tax net earnings. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory surplus reserve fund and statutory public welfare fund are included into retained earnings in the balance sheet presented. Since the Company has been accumulating deficiency, no such reserve funds have been made.

Foreign Currency Translation

The functional currency of the Company is the Chinese Renminbi (“RMB”). Transactions denominated in currencies other than RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign currency exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive income (loss).

Prior to July 21, 2005, translation of amounts from RMB into United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.277.  No representation is made that RMB amounts could have been or could be, converted into US dollars at that rate.  On January 1, 1994, the PRC government introduced a single rate of exchange, quoted daily by the People's Bank of China (the "Unified Exchange Rate").  The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies.  All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China.  Approval of foreign currency payments by the Bank of China or other institutions requires submission of a payment application form together with supplier's invoices, shipping documents and signed contracts.

On July 21, 2005, the People's Bank of China, China's central bank, announced that, beginning on July 21, 2005, China will implement a regulated, managed floating exchange rate system based on market supply and demand and with reference to a package of currencies.  RMB will no longer be pegged to the US dollar and the RMB exchange rate structure will be subject to some fluctuation.

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

The People's Bank of China will announce the closing price of a foreign currency, such as the US dollar against the RMB, in the inter-bank foreign exchange market after the closing of the market on each working day, and will make it the central parity for the trading against the RMB on the following working day. The exchange rate of the US dollar against the RMB was adjusted to 8.11 yuan per US dollar on July 21, 2005.

The daily trading price of the US dollar against the RMB in the inter-bank foreign exchange market will be allowed to float within a band of 0.3 percent around the central parity published by the People's Bank of China, while the trading prices of the non-US dollar currencies against the RMB will be allowed to move within a certain band announced by the People's Bank of China.

The People's Bank of China will make adjustment of the RMB exchange rate band when necessary, according to market developments as well as economic and financial situations. The People's Bank of China is responsible for stabilizing and adapting the RMB exchange rate.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in the US and the PRC expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for the years ended December 31, 2006 and 2005, respectively.

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated results of operations and financial condition.

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

When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statements requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date applicable. We adopted this Statement and retrospectively restate our results of operation, financial position, and statement of cash flows in 2004.

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management believes that this statement did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders.

For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

December 31,
2006

Accounts receivable	$286,444
Less: Allowance for bad debt	(245,240)
Accounts receivable, net	$41,204

We use indirect method to write off accounts receivable. The bad debt expenses was $19,508 and $10,686 for the years ended December 31, 2006 and 2005, respectively.

Note 4-	INVENTORIES

Inventories consist of following:

December 31,
2006

Finished goods	$194,963
Supply and packing materials	97,749
$292,712

Note 5-	PROPERTY AND EQUIPMENT

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

December 31,
2006

Property and plant	$1,788,497
Machines and equipment	180,379
Office equipment	19,761
Motor vehicles	92,098
2,080,735
Less: Accumulated depreciation	(303,101)
Total	$1,777,634

Depreciation expense charged to operations was $103,748 and $63,150 for the years ended December 31, 2006 and 2005, respectively.

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 6-	LAND USE RIGHT

The following is a summary of land use right, less amortization:

December 31,
2006

Land use right	$463,447
Less: Amortization	(29,625)
$433,822

Amortization expense charged to operations was $9,730 and $9,470 for the years ended December 31, 2006 and 2005, respectively.

Note 7-	ACQUIRED SEED PATENTS

The following is a summary of acquired seed patents, less amortization:

December 31,
2006

Acquired seed patents	$1,334,138
Less: Amortization	(689,305)
$644,833

Amortization expense charged to operations was $130,677 and $127,191 for the years ended December 31, 2006 and 2005, respectively.

Note 8-	RECEIVABLE FROM SALE OF LAND USE RIGHT

In 2004, the Company sold land use rights to a real estate development company for $1,228,858. The real estate development company owes the Company $309,025 as of December 31, 2004. The parties agreed that the real estate development company would pay interest annually at 7.488% on $126,817 (RMB 1,000,000) of the $309,025 and the rest of the balance bears no interest. The Company received interest payments of $6,236 and $9,202 for the years ended December 31, 2006 and 2005, respectively. $3,166 of interest was due to the Company as of December 31, 2006.

The receivable from sale of land use right consists of the following:

December 31,
2006

Balance bearing interest at 7.488%	$128,200
Balance bearing no interest	177,916
$306,116

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 9-	BANK LOANS

Bank loans consist of the following as of December 31, 2006:

Financial Institutions	Loan Amount	Duration	Annual Interest Rate	Collateral
* Agricultural Bank of China	$ 508,400	04/21/04--04/21/05	6.903%	Headquarter Building and land usage right

* Agricultural Bank of China	496,000	11/26/04--11/26/05	7.488%	Guaranteed by a real estate development company

* Agricultural Bank of China	248,000	01/09/05--01/07/06	7.488%	Usage right of the land located in Chenggang Street

* Agricultural Bank of China	62,000	11/26/04--11/26/05	7.488%	Guaranteed by a real estate development company

	$ 1,314,400

*	The Company defaulted on these bank loans, totally $1,358,920 , as of December 31, 2006. The Company also defaulted on bank loan interest payments of $143,059 as of December 31, 2006.

In 2004, the Company sold the usage right of a piece of land, which the Company used to secure its bank loans, to a real estate development company. The real estate company agreed to guarantee these bank loans.

Interest expense for these bank loans was $154,288 and $99,118 for the years ended December 31, 2005 and 2004, respectively.

Note 10-	RELATED PARTY TRANSACTIONS

Chi Ming Chan, a member of the Board of Directors of the Parent Corporation, is Chief Executive Officer of China World Trade Corporation. A subsidiary of China World Trade Corporation known as World Trade Full Capital (Beijing) Investment Consultancy Limited acted as an advisor to Zhouyuan in connection with its recent acquisition by Infolink Pacific Limited and in connection with the reverse merger of Infolink Pacific Limited into the Parent Corporation. The services were performed pursuant to a contract that provides that if World Trade Full Capital assists Zhouyuan in obtaining capital in the United States, then Zhouyuan will pay a service fee to World Trade Full Capital, consisting of $80,000 plus 500,000 shares of the Parent Corporation’s common stock.

SHANGDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 11-	COMMITMENTS AND CONTINGENCIES

The Company faces a number of risks and challenges not typically associated with companies in North America and Western Europe, since its assets exist solely in the PRC, and its revenues are derived from its operations therein. The PRC is a developing country with an early stage market economic system, overshadowed by the state. Its political and economic systems are very different from the more developed countries and are in a state of change. The PRC also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company's performance.

LITIGATION

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

Note 12-	SUBSEQUENT EVENT: REINCORPORATION MERGER

On April 2, 2007 the Company changed its state of incorporation from North Carolina to Delaware by merging into its wholly-owned subsidiary. The name of the subsidiary was “Shandong Zhouyuan Seed and Nursery Co., Ltd.” which became the name of the Company after the reincorporation merger. The merger had no effect on the capitalization of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shandong Zhouyuan Seed and Nursery Co., Ltd.

By:	/s/ Wang Zhigang
Wang Zhigang, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 16, 2007 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wang Zhigang
Wang Zhigang, Director,
Chief Executive Officer

/s/ Sanncy Zeng
Sanncy Zeng, Director,
Chief Financial Officer

/s/ Wang Zhicheng
Wang Zhicheng, Director

_____________________
Daoqi Jiang, Director

/s/ Chi Ming Chan
Chi Ming Chan, Director

*       *       *       *       *