Form 10QSB
period 2007-03-31
SHANDONG ZHOUYUAN SEED & NURSERY CO., LTD.
filed 2007-05-21
CIK 1121282

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 3-52472

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
(Name of Small Business Issuer in its Charter)

Delaware	58-2258912
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

238 Jianxindong Street, Laizhou, Shandong Province, P.R. China
(Address of Principal Executive Offices)

Issuer's Telephone Number: 86451-8271-3712

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ___  No   X

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of voting stock, as of the latest practicable date:
May 18, 2007
Common Voting Stock: 66,999,401

Transitional Small Business Disclosure Format (check one):    Yes ___  No   X

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEET

March 31,
2007
(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,968
Accounts receivable, net (Note 4)	15,783
Inventory (Note 5)	263,070
Other receivable	32,585
Advance to suppliers	109,928
Total current assets	428,334

Property, Plant, and Equipment, net (Note 6)	1,766,038

Land use right, net (Note 7)	434,649
Acquired seed patents, net (Note 8)	616,172
Receivable from sale of land use right	308,465
1,359,286

Total Assets	$3,553,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 9)	$1,369,350
Short-term loans	238,506
Accounts payable and accrued expenses	354,736
Pension and employee benefit payable	222,246
Taxes payable	117,870
Interest payable	177,819
Deferred revenue	10,167
Due to employees	35,745
Customer security deposit	86,912
Total Current Liabilities	2,613,351

Minority interest	376,120

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding as of March 31, 2007	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 11,999,401 shares issued and outstanding as of March 31, 2007	11,999
Additional paid-in capital	2,362,240
Accumulated deficiency	(1,867,207)
Accumulated other comprehensive income	57,155
Stockholders' Equity	564,187

Total Liabilities and Stockholders' Equity	$3,553,658

See Notes to Financial Statements.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues
Sale of seeds	$188,936	$227,671
Total revenue	188,936	227,671

Cost of good sold
Cost of seeds sold	157,942	134,857
Amortization of seed patents	33,478	32,334
Total cost of sales	191,420	167,191

Gross Profit	(2,484)	60,480

Operating Expenses
Selling expenses	7,107	22,066
Payroll	8,899	15,095
Pension and employee benefit	8,006	8,960
Depreciation expenses	25,143	27,642
Amortization expenses	2,493	2,408
Bad debt expenses	-	-
Travel and entertainment	7,789	5,866
Other general and administrative	36,245	12,971
Total Operating Expenses	95,682	95,008

Income (Loss) from Operation	(98,166)	(34,528)

Other Income (Expenses)
Interest income	9,038	2,329
Interest expenses	(41,946)	(36,340)
Other income (expenses)	(1,215)	(6,780)
Total other income (expenses)	(34,123)	(40,791)

Income (Loss) before provision for income tax	(132,289)	(75,319)
Provision for Income Tax	-	-

Income before Minority Interest	(132,289)	(75,319)
Minority Interest	57,788	30,128

Net Income	(74,501)	(45,191)
Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	4,529	5,982

Comprehensive Income (Loss)	$(69,972)	$(39,209)

Basic and fully diluted earnings (loss) per share	$(0.01)	$(0.00)
Weighted average shares outstanding	11,999,401	11,999,401

See Notes to Financial Statements.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)
Operating Activities
Net (loss)	$(74,501)	$(45,191)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:

Minority interest	(57,788)	(30,128)
Depreciation	25,143	27,642
Amortization	35,971	34,742
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(4,065)	3,383
(Increase)/Decrease in inventory	29,642	(4,024)
(Increase)/Decrease in other receivable	(3,463)	75,298
(Increase)/Decrease in advance to suppliers	(2,117)	(233)
Increase/(Decrease) in accounts payable and accrued expenses	(91,889)	(29,630)
Increase/(Decrease) in pension and employee benefit payable	1,752	4,578
Increase/(Decrease) in taxes payable	899	(680)
Increase/(Decrease) in interest payable	34,760	25,463
Increase/(Decrease) in deferred revenue	(18,779)	(2,198)
Increase/(Decrease) in customer security deposit	(86)	-
Net cash provided (used) by operating activities	(124,521)	59,022

Investing Activities
Purchase of fixed assets	(15,971)	(27,366)
Net cash (used) by investing activities	(15,971)	(27,366)

Financing Activities
Short-term loans	105,400	-
Payback of short-term loans	-	(31,606)
Payback of loans from employees	(818)	(2,040)
Net cash provided (used) by financing activities	104,582	(33,646)
(Decrease) in cash	(35,910)	(1,990)
Effects of exchange rates on cash	40,278	18,499
Cash at beginning of period	2,600	11,582
Cash at end of period	$6,968	$28,091

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$(9,007)	$(10,877)
Income taxes	$-	$-

See Notes to Financial Statements.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Shandong Zhouyuan Seed and Nursery Co., Ltd. ( the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2006.

NOTE 2 - ORGANIZATION AND OPERATIONS

Shandong Zhouyuan Seed and Nursery Co.,Ltd. f/k/a Pingchuan Pharmaceuticals, Inc. (“Pingchuan”) was organized under the laws of the State of North Carolina on July 20, 1999. The Company currently engages in the business of development, production and distribution of hybrid crop seeds in the People's Republic of China ("PRC'), through its whole owned subsidiary, Infolink Pacific Limited ("Infolink").

On April 2, 2007 the Company changed its state of incorporation from North Carolina to Delaware by merging into its wholly-owned subsidiary. The name of the subsidiary was “Shandong Zhouyuan Seed and Nursery Co., Ltd.” which became the name of the Company after the reincorporation merger. The merger had no effect on the capitalization of the Company.

On January 30, 2007, Pingchuan issued to Mr. Wang, Zhigang and Ms. You, Li 55,000,000 shares of its capital stock in exchange for all of the capital stock of Infolink.

Infolink was incorporated on September 28, 2006 in British Virgin Islands (“BVI”) under the BVI Business Companies Act, 2004, for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by Statement of Financial Accounting Standards (SFAS) No. 7.

On October 18, 2006, Mr. Li Han Xun and Ms. You Li (collectively the "Trustees"), both of whom are citizens of the People's Republic of China ("PRC") and owned a 60% equity ownership interest in Shandong Zhouyuan Seed and Nursery Co., Ltd. ( "Zhouyuan" ), executed Trust and Indemnity Agreements with Infolink, pursuant which the Trustees assigned to Infolink all of the beneficial interest in the Trustee's equity ownership interest in Zhouyuan. These arrangements have been undertaken solely to satisfy PRC regulations, which prohibits foreign companies from owning or operating the business of sale and development of crop seeds in PRC.

Through the agreements described in the preceeding paragraph Infolink is deemed a 60% beneficiary resulting in Zhouyuan being deemed a subsidiary of Infolink under the requirements of Financial Interpretation 46 (Revised) "Consolidation of Variable Interest Entities" issued by the Financial Accounting Standards Board ("FASB"). The Agreements provided for effective control of Zhouyuan to be transferred to Infolink at October 18, 2006. Infolink did not have any operating activity prior to the share exchange with Zhouyuan. The majority shareholders of Infolink and Zhouyuan were substantially the same. These transactions have been accounted for on a basis similar to a reorganization between entities under common control. Accordingly, Infolink's consolidated financial statements are prepared by including the consolidated financial statements of Zhouyuan through October 18, 2006, and subsequently Infolink's consolidated financial statements include the financial statements of Zhouyuan.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 - ORGANIZATION AND OPERATIONS (continued)

Zhouyuan owns 80% of Laizhou Tianzhe Seed Research and Development Ltd. ("Tianzhe"), which was incorporated in Laozhou City, Shandong Province, PRC on October 24, 2004 under the Company Law of PRC. Tianzhe engages in the research and development of crop seeds.

The merger of Zhouyuan with Infolink resulted in a capital transaction accounted for as a reverse merger. The transaction was treated for accounting purposes as a recapitalization of the accounting acquirer (Infolink) and a reorganization of the accounting acquiree (Pingchuan). Accordingly, the historical financial statements presented prior to the merger are the historical financial statements of Infolink, which includes Infolink's wholly-owned subsidiary, Zhouyuan.

Infolink, Zhouyuan, and Tianzhe are hereafter referred to as the "Company".

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $1,867,201 at March 31, 2007 that includes operating losses of $322,586 and $74,501 for the year ended December 31, 2006 and the three months ended March 31, 2007, respectively. Additionally, the Company was in default on bank loans and interest payments, totaling $1,501,979, as of March 31, 2007. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company maintains its books and accounting records in PRC currency "Renminbi" ("RMB"), which is determined as the functional currency.  Assets and liabilities of the Company are translated at the prevailing exchange rate at the end of the accounting period. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the accounting period Translation adjustments arising from the use of different exchange rates from period to period are include in the cumulative translation adjustment account in shareholders' equity. Gain and losses resulting from foreign currency transactions are included in operations.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity and amounted to $57,155 and $52,626 as of March 31, 2007 and December 31, 2006, respectively. The balance sheet amounts with the exception of equity at March 31, 2007 were translated at 7.74 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2007 was 7.77 RMB as compared to 7.96 RMB for the year ended December 31, 2006.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2007 due to the relatively short-term nature of these instruments.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Short-Term Loans

Short-term loans are temporally loans from third parties to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from these activities are classified as cash flows from financing activities.

Due to Employees

Due to employees are temporally short-term loans from our employees to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from these activities are classified as cash flows from financing activities.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses. Advertising expenses were $983 and $0 for the three months ended March 31, 2007 and 2006, respectively.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $8,006 and $8,960 for the three months ended March 31, 2007 and 2006, respectively.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for the three months ended March 31, 2007 and 2006, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
March 31,
2007

Accounts receivable	$262,906
Less: Allowance for bad debt	(247,123)
Accounts receivable, net	$15,783

We use indirect method to write off accounts receivable. The bad debt expenses was $0 and $0 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 5 - INVENTORIES

Inventories consist of the following:
March 31,
2007
Finished goods	$162,171
Supply and packing materials	$100,899
$263,070

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of property, plant and equipment-at cost, less depreciation:
March 31,
2007

Property and plant	$1,802,226
Machines and equipment	180,457
Office equipment	21,218
Motor vehicles	92,805
2,096,706
Less: Accumulated depreciation	(330,668)
Total	$1,766,038

Depreciation expense charged to operations was $25,143 and $27,642 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 7 - LAND USE RIGHT

The following is a summary of land use right, less amortization:
March 31,
2007

Land use right	$467,004
Less: Amortization	(32,355)
$434,649

Amortization expense charged to operations was $2,493 and $2,408 for the years ended December 31, 2006 and 2005, respectively.

NOTE 8 - ACQUIRED SEED PATENTS

The following is a summary of acquired seed patents, less amortization:
March 31,
2007

Acquired seed patents	$1,344,377
Less: Amortization	(728,205)
$616,172

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 - RECEIVABLE FROM SALE OF LAND USE RIGHT

In 2004, the Company sold land use rights to a real estate development company for $1,228,858. The real estate development company owes the Company $308,465 as of March 31, 2007. The parties agreed that the real estate development company would pay interest annually at 7.488% on $129,184 (RMB 1,000,000) of the $308,465 and the rest of the balance bears no interest.

The receivable from sale of land use right consists of the following:
March 31,
2007

Balance bearing interest at 7.488%	$129,184
Balance bearing no interest	179,281
$308,465

NOTE 10 - BANK LOANS

Financial	Loan		Annual Interest
Institutions	Amount	Duration	Rate	Collateral

Agricultural Bank of China	$ 529,654	04/21/04 - 04/21/05	6.903%	Headquarter Building and land usage right
Agricultural Bank of China	516,736	11/26/04 - 11/26/05	7.488%	Guaranteed by a real estate development company
Agricultural Bank of China	258,368	01/09/06 - 01/07/07	7.488%	Usage right of the land located in Chenggang Street
Agricultural Bank of China	64,592	11/26/04 - 11/26/05	7.488%	Guaranteed by a real estate development company
	$ 1,369,350

The Company was in default on these bank loans, totaling $1,369,350 , as of March 31, 2007. The Company was also in default on bank loan interest payments of $177,819 as of March 31, 2007.

In 2004, the Company sold the usage right of a piece of land, which the Company used to secure its bank loans, to a real estate development company. The real estate company agreed to guarantee these bank loans.

Interest expense for these bank loans was $41,946 and $36,340 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

NOTE 13 - SUBSEQUENT EVENT: REINCORPORATION MERGER

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

A Warning Concerning Forward- Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Readers are cautioned that there are risks and uncertainties which may cause actual future results to differ from the results anticipated in these forward-looking statements. Some of the more significant risks are set forth below in the section titled “Risk Factors That May Affect Future Results.”

These factors and other risks, known and unanticipated, may cause Zhouyuan’s results to differ significantly from those anticipated in this report. Readers are cautioned not to place undue reliance on the forward-looking statements in this report, which reflect management's opinions only as of the date hereof. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

Results of Operations

Our lack of financial resources has made it difficult for us to establish the broad marketing network necessary to achieve widespread distribution of our seeds. But because seeds are a relatively low margin product, profitable operations depend on high volume sales. The result of our limited distribution has been that we have realized negative gross profit in each of the past two years. The revenue from our sales during that period exceeded the cost of the seeds by less than 20%, leaving insufficient net revenue to offset the amortization of our intellectual property.

In the first quarter of 2007 our sales revenue fell by 17% from the level achieved in the first quarter of 2006. Our revenue from seed sales in the recent quarter exceeded the cost of the seeds by only $30,994 (a mark-up of less than 20%), which was less than the cost of amortizing our seed patents, resulting in a negative gross margin. To sustain operations, we pared down the only discretionary spending that we had - our selling expenses - from $22,066 in the period ended March 31, 2006 to $7,107 in the period ended March 31, 2007. This decision was necessitated by our lack of revenue, but had the inevitable result of reducing our already dwindling revenue. The net result was that we realized a net loss before minority interest of $132,289 in the quarter ended March 31, 2007, compared to a net loss before minority interest of $75,319 in the quarter ended March 31, 2006.

Our statement of operations records an adjustment for “minority interest.” For the first quarter of 2007 the minority interest adjustment reduced our net loss by $57,788. This represents the reversal of the portion of the loss incurred by our operating subsidiary, Zhouyuan, that is attributable to the 40% of Zhouyuan in which the Delaware parent corporation has no equity interest. If Zhouyuan realizes income in the future, a proportionate reduction in our consolidated income will be recorded for the same reason.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income or net loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. For the first quarter of 2007 we recorded $4,529 in unrealized gains on foreign currency translation.

Liquidity and Capital Resources

At March 31, 2007 we had a working capital deficit of $2,185,017, representing an increase of $88,784 in our deficit since December 31, 2006. We had only $6,968 in liquid assets, and only $15,783 in accounts receivable (net of allowance). At the same time we owed the Agricultural Bank of China $1,369,350 plus $177,819 in accrued interest, and had other past-due obligations that far exceeded our ability to pay.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Wang Zhigang, our Chief Executive Officer, and Sanncy Zeng, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Messrs. Wang and Zeng concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2007 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.

Date: May 18, 2007	By:	/s/ Wang Zhigang
Wang Zhigang, Chief Executive Officer

	By:	/s/ Sanncy Zeng
Sanncy Zeng, Chief Financial Officer

*     *     *     *     *