Form 10QSB
period 2007-06-30
SHANDONG ZHOUYUAN SEED & NURSERY CO., LTD.
filed 2007-08-20
CIK 1121282

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes X                 No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes         No  X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of voting stock, as of the latest practicable date:
August 20, 2007
Common Voting Stock: 69,999,401

Transitional Small Business Disclosure Format (check one):                 Yes            No X

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEET

June 30,
2007
(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,697
Accounts receivable, net (Note 4)	11,527
Inventory (Note 5)	204,635
Other receivable	37,028
Advance to suppliers	111,602
Total current assets	378,489

Property, Plant, and Equipment, net (Note 6)	1,804,644

Land use right, net (Note 7)	438,727
Acquired seed patents, net (Note 8)	591,436
Receivable from sale of land use right (Note 9)	313,162
1,343,325

Total Assets	$3,526,458

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 10)	$1,390,200
Short-term loans	104,298
Accounts payable and accrued expenses	462,538
Pension and employee benefit payable	232,827
Taxes payable	119,664
Interest payable	216,739
Deferred revenue	10,384
Judgement payable (Note 14)	201,500
Due to employees	34,945
Customer security deposit	87,470
Total Current Liabilities	2,860,565

Minority interest	346,955

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding as of June 30, 2007	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 67,001,635 shares issued and outstanding as of June 30, 2007	67,001
Common stock to be issued (3,000,000 shares)	3,000
Additional paid-in capital	3,144,238
Accumulated deficiency	(2,235,165)
Deferred compensation	(725,667)
Accumulated other comprehensive income	65,531
Stockholders' Equity	318,938

Total Liabilities and Stockholders' Equity	$3,526,458

See Notes to Financial Statements

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sale of seeds	$270,413	$96,594	$459,349	$324,265
Total revenue	270,413	96,594	459,349	324,265

Cost of good sold
Cost of seeds sold	197,250	120,286	355,192	255,143
Amortization of seed patents	33,836	32,510	67,314	64,844
Total cost of sales	231,086	152,796	422,506	319,987

Gross Profit	39,327	(56,202)	36,843	4,278

Operating Expenses
Selling expenses	5,101	8,126	12,208	30,192
Payroll	32,439	14,490	41,338	29,585
Pension and employee benefit	8,266	8,823	16,272	17,783
Depreciation expenses	26,249	27,875	51,392	55,517
Amortization expenses	2,519	2,420	5,012	4,828
Stock compensation	114,333	-	114,333	-
Travel and entertainment	5,805	2,760	13,594	8,626
Judgement expense (Note 14)	201,500	-	201,500	-
Other general and administrative	2,350	9,293	38,595	22,264
Total Operating Expenses	398,562	73,787	494,244	168,795

Income (Loss) from Operations	(359,235)	(129,989)	(457,401)	(164,517)

Other Income (Expenses)
Interest income	3,073	2,308	12,111	4,637
Interest expenses	(46,847)	(36,635)	(88,793)	(72,975)
Other income (expenses)	(4,681)	3,982	(5,896)	(2,798)
Total other income (expenses)	(48,455)	(30,345)	(82,578)	(71,136)

(Loss) before provision for income tax	(407,690)	(160,334)	(539,979)	(235,653)
Provision for Income Tax	-	-	-	-
(Loss) before Minority Interest	(407,690)	(160,334)	(539,979)	(235,653)
Minority Interest	39,732	64,322	97,520	94,450
Net (Loss)	(367,958)	(96,012)	(442,459)	(141,203)
Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	8,376	2,611	12,905	8,593
Comprehensive Income (Loss)	$(359,582)	$(93,401)	$(429,554)	$(132,610)
Basic and fully diluted (loss) per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding	66,999,401	66,999,401	66,999,401	66,999,401

See Notes to Financial Statements.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Operating Activities
Net (loss)	$(442,459)	$(141,203)

Adjustments to reconcile net (loss) to net cash provided by operating activities:
Minority interest	(97,520)	(94,450)
Depreciation	51,392	55,517
Amortization	72,326	69,672
Stock compensation	114,333	-
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	191	23,805
(Increase)/Decrease in inventory	88,077	64,383
(Increase)/Decrease in other receivable	(7,906)	94,537
(Increase)/Decrease in advance to suppliers	(3,791)	(54,185)
(Increase)/Decrease in judgment receivable	29,486	-
Increase/(Decrease) in accounts payable and accrued expenses	15,913	(123,076)
Increase/(Decrease) in pension and employee benefit payable	12,333	22,886
Increase/(Decrease) in taxes payable	2,693	(240)
Increase/(Decrease) in interest payable	73,680	61,853
Increase/(Decrease) in judgment payable	201,500	-
Increase/(Decrease) in deferred revenue	(18,562)	4,884
Increase/(Decrease) in customer security deposit	472	86,423
Net cash provided by operating activities	92,158	70,806

Investing Activities
Purchase of fixed assets	(86,089)	(38,309)
Net cash (used) by investing activities	(86,089)	(38,309)

Financing Activities
Payback of short-term loans	(28,808)	(31,241)
Loans from employees	-	5,587
Payback of loans from employees	(1,618)	-
Net cash provided (used) by financing activities	(30,426)	(25,654)

Increase (decrease) in cash	(24,357)	6,843
Effects of exchange rates on cash	35,454	15,232
Cash at beginning of period	2,600	11,582
Cash at end of period	$13,697	$33,657

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$(18,111)	$(11,122)
Income taxes	$-	$-

See Notes to Financial Statements.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRENSENTATION

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

NOTE 2 – ORGANIZATION AND OPERATIONS

Shandong Zhouyuan Seed and Nursery Co., Ltd. f/k/a Pingchuan Pharmaceuticals, Inc. (“Pingchuan”) was organized under the laws of the State of North Carolina on July 20, 199. The Company currently engages in the business of development, production and distribution of hybrid crop seeds in the People's Republic of China ("PRC'), through its whole owned subsidiary, Infolink Pacific Limited ("Infolink").

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

On October 18, 2006, Mr. Li Han Xun and Ms. You Li (collectively the "Trustees"), both of whom are citizens of the People's Republic of China ("PRC") and owned a 60% equity ownership interest in Shandong Zhouyuan Seed and Nursery Co., Ltd. ("Zhouyuan"), executed Trust and Indemnity Agreements with Infolink, pursuant which the Trustees assigned to Infolink all of the beneficial interest in the Trustee's equity ownership interest in Zhouyuan.  These arrangements have been undertaken solely to satisfy PRC regulations, which prohibits foreign companies from owning or operating the business of sale and development of crop seeds in PRC.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – ORGANIZATION AND OPERATIONS (continued)

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $2,235,165 at June 30, 2007 that includes operating losses of $322,586 and $442,459 for the year ended December 31, 2006 and the six months ended June 30, 2007, respectively.  Additionally, the Company was in default on bank loans and interest payments, totaling $1,501,979, as of June 30, 2007.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance stockholders' investment.  Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Principles of China" ("PRC GAAP").  Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC GAAP.  The difference between PRC GAAP accounts of the Company and its US GAAP financial statements is immaterial.

The Company maintains its books and accounting records in PRC currency "Renminbi" ("RMB"), which is determined as the functional currency.  Assets and liabilities of the Company are translated at the prevailing exchange rate at the end of the accounting period. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the accounting period Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gain and losses resulting from foreign currency transactions are included in operations.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity and amounted to $65,531 and $52,626 as of June 30,, 2007 and December 31, 2006, respectively. The balance sheet amounts with the exception of equity at June 30, 2007 were translated at 7.62 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the three months ended June 30, 2007 was 7.72 RMB as compared to 7.96 RMB for the year ended December 31, 2006.

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

Fair Value of Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at June 30, 2007 due to the relatively short-term nature of these instruments.

Advance to Suppliers

The Company purchases seeds from the suppliers throughout the operating cycle. The majority of the seeds is purchased from the growers from the end of November through the following February.  Pursuant to some purchase contracts, the Company may advance certain amount of purchase price to growers.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.  The Research and development cost was immaterial for the Company for the six months ended June 30, 2007 and 2006, and was included into general and administration expenses.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses. Advertising expenses were $1,610 and $1,153 for the six months ended June 30, 2007 and 2006, respectively.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $16,272 and $17,783 for the six months ended June 30, 2007 and 2006, respectively.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28 "Interim Financial Reporting" and as interpreted by FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods".  The Company has determined an estimated annual effect tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to its best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for the six months ended June 30, 2007 and 2006, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:	June 30, 2007
(unaudited)
Accounts receivable	$13,103
Less: Allowance for bad debt	(1,576)
Accounts receivable, net	$11,527

We use indirect method to write off accounts receivable. The bad debt expense was $0 and $0 for the six months ended June 30, 2007 and 2006, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

Inventories consist of the following:	June 30, 2007
(unaudited)
Finished goods	$99,108
Supply and packing materials	105,527
$204,635

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property, plant and equipment-at cost, less depreciation:	June 30, 2007
(unaudited)

Property and plant	$1,829,240
Machines and equipment	184,533
Office equipment	20,215
Motor vehicles	94,220
2,128,208
Less: Accumulated depreciation	(362,180)
1,766,028
Add: Construction in progress	38,616
Total	$1,804,644

Depreciation expense charged to operations was $51,392 and $55,517 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 7 – LAND USE RIGHT

The following is a summary of land use right, less amortization:	June 30, 2007
(unaudited)
Land use right	$474,115
Less: Amortization	(35,388)
$438,727

NOTE 8 – ACQUIRED SEED PATENTS

The following is a summary of acquired seed patents, less amortization:	June 30, 2007
(unaudited)
Acquired seed patents	$1,364,849
Less: Amortization	(773,413)
$591,436

Amortization expense charged to operations was $67,314 and $64,844 for the six months ended June 30, 2007 and 2006, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – RECEIVABLE FROM SALE OF LAND USE RIGHT

In 2004, the Company sold land use rights to a real estate development company for $1,228,858.  The real estate development company owes the Company $313,162 as of June 30, 2007. The parties agreed that the real estate development company would pay interest annually at 7.488% on $131,151 (RMB 1,000,000) of the $308,465 and the rest of the balance bears no interest.

The receivable from sale of land use right consists of the following:	June 30, 2007
(unaudited)
Balance bearing interest at 7.488%	$131,151
Balance bearing no interest	182,011
$313,162

NOTE 10 – BANK LOANS

Bank loans consist of the following as of March 31, 2007:

Financial Institutions	Loan Amount	Duration	Annual Interest Rate	Collateral

Agricultural Bank of China	$537,719	04/21/04 - 04/21/05	6.903%	Headquarter Building and land usage right
Agricultural Bank of China	524,604	11/26/04 - 11/26/05	7.488%	Guaranteed by a real estate development company
Agricultural Bank of China	262,302	01/09/06 - 01/07/07	7.488%	Usage right of the land located in Chenggang Street
Agricultural Bank of China	65,575	11/26/04 - 11/26/05	7.488%	Guaranteed by a real estate development company
	$1,390,200

The Company was in default on these bank loans, totally $1,390,200, as of June 30, 2007.  The Company was also in default on bank loan interest payments of $216,739 as of June 30, 2007.

In 2004, the Company sold the usage right of a piece of land, which the Company used to secure its bank loans, to a real estate development company.  The real estate company agreed to guarantee these bank loans.

Interest expense for these bank loans was $88,793 and $72,975 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – COMMON STOCK

On April 5,2005, the Company engaged a consultant for a eighteen-month period ended October 4, 2008.  The terms of the agreement are for the consultant to receive 800,000 shares of common stock valued at $0.28 per share, totaling $224,000, which will be amortized over the beneficial period.  The consultant assists the Company in establish two distribution centers in the Center Region, PRC.

On April 5,2005, the Company engaged another consultant for a twenty-four-month period ended April 4, 2009.  The terms of the agreement are for the consultant to receive 1,200,000 shares of common stock valued at $0.28 per share, totaling $336,000, which will be amortized over the beneficial period.  The consultant assists the Company in website design, building, maintenance, and hosting.

On April 5,2005, the Company engaged another consultant for a twenty-four-month period ended April 4, 2009.  The terms of the agreement are for the consultant to receive 1,000,000 shares of common stock valued at $0.28 per share, totaling $280,000, which will be amortized over the beneficial period.  The consultant assists the Company in establish two distribution centers in the Southwest Region, PRC.

Of the above fees, during the three months ended June 30, 2007, $114,333 was charged to operating expense and $725,667 to deferred compensation.  Additionally, the 3,000,000 shares of common stock were issued July 2, 2007.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – SUBSEQUENT EVENT: LITIGATION

On August 1, 2006 Greentree Financial Group, Inc. ("Greentree"), a former consultant to a subsidiary of the Company, filed a breach of contract complaint in the Superior Court in Mecklenberg County, North Carolina for non payment of contractual obligations for 2004 and 2005.  The claim is for $49,000 in cash and $40,000 worth of stock as compensatory damages or $80,000 in liquidated damages.  The Company failed to appear to the Court, and the Court rendered a judgment, which orders the Company to pay the plaintiff a sum of $201,500, with interest thereon at the rate of 8.000% per annum from the date of Entry of the Judgment until paid; and for the costs of this action.  The Company will appeal the decision.

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

Results of Operations

Our lack of financial resources has made it difficult for us to establish the broad marketing network necessary to achieve widespread distribution of our seeds.  But because seeds are a relatively low margin product, profitable operations depend on high volume sales.  The result of our limited distribution has been that we have realized negative gross profit in each of the past two fiscal years.  The revenue from our sales during that period exceeded the cost of the seeds by less than 20%, leaving insufficient net revenue to offset the amortization of our intellectual property.

In the first six months of 2007 our sales revenue increased by 41.5% from the level achieved in the first six months of 2006.  The recent six month revenue of $459,349 exceeded our revenue for the entirety of 2006.  Nevertheless, our revenue from seed sales for the six months ended June 30, 2007 exceeded the cost of the seeds by only $104,157.  After amortizing the value of our seed patents, we were left with a gross margin of only $36,843 for the first half of 2007.  Clearly, in order to generate sufficient gross margin to sustain our operations, we will have to increase our sales significantly.

To sustain operations, we pared down the only discretionary spending that we had – our selling expenses – from $30,192 in the six months ended June 30, 2006 to $12,208 in the six months ended June 30, 2007.  This decision was necessitated by our lack of revenue, but had the inevitable result of reducing our already modest revenue.  The benefits of that contraction were more than offset, however, by two events:

•
In April 2007 we contracted to issue 3,000,000 shares of common stock to three consultants, who will assist us in developing our business plan.  The market value of those shares will be amortized as expense over the duration of the consulting agreements.  As a result, we incurred a $114,333 consulting fees expense in the six months ended June 30, 2007.  The remainder of the value of the shares, $725,667, was recorded as “deferred compensation” on our balance sheet, and will be amortized in future periods.

•
In August a judgment for $201,500 was entered against our parent corporation in a North Carolina court.  The judgment was in favor of the company that assisted us in becoming a public company in 2004.  We intend to appeal from the judgment.  Nevertheless, we have recorded the entire amount of the judgment as an expense in the period ended June 30, 2007.

The net result of our inadequate revenue and recent expenses was that we realized a net loss before minority interest of $539,979 in the six months ended June 30, 2007, compared to a net loss before minority interest of $235,653 in the six months ended June 30, 2006.

Our statement of operations records an adjustment for “minority interest.”  For the first six months of 2007 the minority interest adjustment reduced our net loss by $97,520.  This represents the reversal of the portion of the loss incurred by our operating subsidiary, Zhouyuan, that is attributable to the 40% of Zhouyuan in which the Delaware parent corporation has no equity interest.  If Zhouyuan realizes income in the future, a proportionate reduction in our consolidated income will be recorded for the same reason.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income or net loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  For the first six months of 2007 we recorded $12,905 in unrealized gains on foreign currency translation.

Liquidity and Capital Resources

At June 30, 2007 we had a working capital deficit of $2,482,076, representing an increase of $385,843 in our deficit since December 31, 2006.  We had only $13,697 in liquid assets, and only $11,527 in accounts receivable (net of allowance).  At the same time we owed the Agricultural Bank of China $1,390,200 plus $216,739 in accrued interest, and had other past-due obligations that far exceeded our ability to pay.

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

On May 16, 2007 we entered into an Agreement on Joint Development of Zhouyuan Building Project.  The counterparty to the agreement was Jixi Xingcheng Real Estate Development Ltd.  The agreement provides that the parties will cooperate in the development of the building and underlying land now owned by Shandong Zhouyuan, with Jixi Xingcheng bearing financial and managerial responsibility for the construction project and the sale of the resulting units.  The agreement provides that, after completion of the planning and design proposals, the parties will mutually determine the allocation of profits from the project according to their respective investments in the project.  If successful, this project could significantly enhance our cash flow.  We cannot determine at this time, however, whether the project will be successful.

In the event that we are unable to achieve a restructuring of our debt, it is likely that we will be required to sell our real property.  This will have the effect of terminating the development project, eliminating the revenue stream that we could obtain by leasing a portion of the property, and would necessitate that we ourselves commence payment of lease fees.  This would cause a further deterioration of our financial results.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Wang Zhigang, our Chief Executive Officer, and Zhang Chunman, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, Messrs. Wang and Zeng concluded that the Company’s system of disclosure controls and procedures was effective as of June 30, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1      Legal Proceedings

On April 6, 2006 GreenTree Financial Group, Inc. commenced an action in the General Court of Justice of the State of North Carolina (County of Mecklenberg) titled “GreenTree Financial Group, Inc. v. Pingchuan Pharmaceuticals, Inc.”  GreenTree Financial Group alleged that it performed services under contract for Pingchuan Pharmaceutical, Inc. (the predecessor to Shandong Zhouyuan Seed and Nursery Co., Ltd.), and was owed $118,500 and other relief.  On August 1, 2007 judgment was entered against Shandong Zhouyuan in the amount of $201,500.

Item 6.      Exhibits

31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.

Date: August 20, 2007	By:	/s/ Wang Zhigang
Wang Zhigang, Chief Executive Officer

	By:	/s/ Zhang Chunman
Zhang Chunman, Chief Financial Officer