Form 10QSB
period 2007-09-30
SHANDONG ZHOUYUAN SEED & NURSERY CO., LTD.
filed 2007-11-19
CIK 1121282

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Issuer's Telephone Number: 86 0535-2212279

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
November 19, 2007
Common Voting Stock: 70,001,635

Transitional Small Business Disclosure Format (check one):   Yes ___           No X

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEET

September 30,
2007
(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$6,978
Accounts receivable, net (Note 4)	12,869
Inventory (Note 5)	219,649
Other receivable	32,240
Advance to suppliers	113,194
Total current assets	384,930

Property, Plant, and Equipment, net (Note 6)	1,803,522

Land use right, net (Note 7)	442,406
Acquired seed patents, net (Note 8)	565,260
Receivable from sale of land use right (Note 9)	317,627
1,325,293

Total Assets	$3,513,745

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 10)	$1,410,025
Short-term loans	40,887
Accounts payable and accrued expenses	508,039
Pension and employee benefit payable	238,443
Taxes payable	121,371
Interest payable	267,063
Deferred revenue	11,315
Court judgment payable (Note 14)	204,187
Due to employees	33,758
Customer security deposit	87,942
Total Current Liabilities	2,923,030

Minority interest	317,958

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding as of September 30, 2007	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 70,001,635 shares issued and outstanding as of September 30, 2007	70,002
Additional paid-in capital	3,144,237
Accumulated deficiency	(2,402,975)
Deferred compensation	(611,333)
Accumulated other comprehensive income	72,826
Stockholders' Equity	272,757

Total Liabilities and Stockholders' Equity	$3,513,745

See Notes to Financial Statements

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sale of seeds	$152,215	$20,972	$611,564	$345,237
Total revenue	152,215	20,972	611,564	345,237

Cost of good sold
Cost of seeds sold	101,957	35,038	457,149	290,181
Amortization of seed patents	34,370	32,703	101,684	97,547
Total cost of sales	136,327	67,741	558,833	387,728

Gross Profit	15,888	(46,769)	52,731	(42,491)

Operating Expenses
Selling expenses	4,462	10,447	16,670	40,639
Payroll	15,622	8,812	56,960	38,397
Pension and employee benefit	8,197	8,147	24469	25930
Depreciation expenses	26,663	22,190	78,055	77,707
Amortization expenses	2,559	2,435	7,571	7,263
Consultant fees	114,334	-	228,667	-
Travel and entertainment	5,221	5,876	18,815	14,502
Other general and administrative	17,866	26,228	56,461	48,492
Total Operating Expenses	194,924	84,135	487,668	252,930

Income (Loss) from Operation	(179,036)	(130,904)	(434,937)	(295,421)

Other Income (Expenses)
Interest income	2,579	1,169	14,690	5,806
Interest expenses	(47,684)	(41,869)	(136,477)	(114,844)
Court judgment (Note 14)	(2,687)	-	(204,187)	-
Other income (expenses)	24,338	18,858	18,442	16,060
Total other income (expenses)	(23,454)	(21,842)	(307,532)	(92,978)

Income (Loss) before provision for income tax	(202,490)	(152,746)	(742,469)	(388,399)
Provision for Income Tax	(202,490)	(152,746)	(742,469)	(388,399)
Income before Minority Interest	34,680	63,565	132,200	158,015
Minority Interest	(167,810)	(89,181)	(610,269)	(230,384)
Net Income
Other Comprehensive Income (Loss)	7,295	8,480	20,200	17,233
Effects of Foreign Currency Conversion	$(160,515)	$(80,701)	$(590,069)	$(213,151)
Comprehensive Income (Loss)
Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding	66,999,401	55,000,000	66,999,401	55,000,000

See Notes to Financial Statements.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
Operating Activities
Net (loss)	$(610,269)	$(230,384)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Minority interest	(132,200)	(158,015)
Depreciation	78,055	77,707
Amortization	109,255	104,810
Common stocks issued for consultant service	840,000	-
Deferred consultant compensation	(611,333)	-
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(1,151)	27,800
(Increase)/Decrease in inventory	73,063	31,267
(Increase)/Decrease in other receivable	(3,118)	177,692
(Increase)/Decrease in advance to suppliers	(5,383)	(62,790)
(Increase)/Decrease in judgment receivable	29,486	-
Increase/(Decrease) in accounts payable and accrued expenses	61,414	(130,604)
Increase/(Decrease) in pension and employee benefit payable	17,949	27,925
Increase/(Decrease) in taxes payable	4,400	(2,367)
Increase/(Decrease) in interest payable	124,004	93,275
Increase/(Decrease) in court judgment payable	204,187	-
Increase/(Decrease) in deferred revenue	(17,631)	7,303
Increase/(Decrease) in customer security deposit	944	86,651
Net cash provided by operating activities	161,672	50,270

Investing Activities
Purchase of fixed assets	(86,089)	(11,394)
Net cash (used) by investing activities	(86,089)	(11,394)

Financing Activities
Short-term loans	-	-
Payback of short-term loans	(92,219)	(7,669)
Loans from employees	-	-
Payback of loans from employees	(2,805)	(5,058)
Net cash provided (used) by financing activities	(95,024)	(12,727)

Increase (decrease) in cash	(19,441)	26,149
Effects of exchange rates on cash	23,819	(1,140)
Cash at beginning of period	2,600	11,582
Cash at end of period	$6,978	$36,591

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$(18,111)	$(21,569)
Income taxes	$-	$-

See Notes to Financial Statements.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

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

Note 2-	ORGANIZATION AND OPERATIONS

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2-	ORGANIZATION AND OPERATIONS (continued)

Through the agreements described in the preceeding paragraph Infolink is deemed a 60% beneficiary resulting in Zhouyuan being deemed a subsidiary of Infolink under the requirements of Financial Interpretation 46 (Revised) "Consolidation of Variable Interest Entities" issued by the Financial Accounting Standards Board ("FASB"). The Agreements provided for effective control of Zhouyuan to be transferred to Infolink at October 18, 2006. Infolink did not have any operating activity prior to the share exchange with Zhouyuan. The majority shareholders of Infolink and Zhouyuan were substantially the same. These transactions have been accounted for on a basis similar to a reorganization between entities under common control. Accordingly, Infolink's consolidated financial statements are prepared by including the consolidated financial statements of Zhouyuan through October 18, 2006, and subsequently Infolink's consolidated financial statements include the financial statements of Zhouyuan

Zhouyuan was incorporated in Laizhou City, Shandong Province, PRC on October 26, 2001.  Zhouyuan engages in the business of development, production and distribution of hybrid crop seeds in PRC.

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $2,402,975 at September 30, 2007 that includes operating losses of $322,586 and $610,269 for the year ended December 31, 2006 and the nine months ended September 30, 2007, respectively. Additionally, the Company was in default on bank loans and interest payments, totaling $1,677,088, as of September 30, 2007. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation (continued)

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of shareholders ’ equity and amounted to $72,862 and $52,626 as of September 30, 2007 and December 31, 2006, respectively. The balance sheet amounts with the exception of equity at September 30, 2007 were translated at 7.51RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended September 30, 2007 was 7.67 RMB as compared to 7.96 RMB for the year ended December 31, 2006.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2007 due to the relatively short-term nature of these instruments.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages or depreciable life applied are:

Property and plant	30 years
Machines and equipment	7 years
Office equipment	5 years
Motor vehicles	5 years

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Due to Employees

Due to employees are temporally short-term loans from our employees to finance the Company’ s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from these activities are classified as cash flows from financing activates.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The Research and development cost was immaterial for the Company for the nine months ended September 30, 2007 and 2006, and was included into general and administration expenses.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses. Advertising expenses were $1,625 and $1,156 for the nine months ended September 30, 2007 and 2006, respectively.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $24,469 and $25,930 for the nine months ended September 30, 2007 and 2006, respectively.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Statutory Reserves

Pursuant to the laws applicable to the PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company's registered capital. Appropriation to the statutory public welfare fund is 10% of the after-tax net earnings. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory surplus reserve fund and statutory public welfare fund are included into retained earnings in the balance sheet presented Since the Company has been accumulating deficiency no such reserve funds have been

Income Taxes

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “ Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for the nine months ended September 30, 2007 and 2006, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

September 30, 2007
(unaudited)

Accounts receivable	$14,445
Less: Allowance for bad debt Accounts receivable, net	(1,576)
$12,869

We use indirect method to write off accounts receivable. The bad debt expenses was $0 and $0 for the nine months ended September 30, 2007 and 2006, respectively.

Note 5-	INVENTORIES

Inventories consist of following:
September 30,
2007
(unaudited)

Finished goods	121,149
Supply and packing materials	98,500
219,649

Note 6-	PROPERTY AND EQUIPMENT

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

September 30,
2007
(unaudited)

Property and plant	$1,855,324
Machines and equipment	187,161
Office equipment	20,503
Motor vehicles	95,562
2,158,550
Less: Accumulated depreciation	(394,195)
1,764,355
Add: Construction in progress	39,167

Total	$1,803,522

Depreciation expense charged to operations was $78,055 and $77,707 for the nine months ended
September 30, 2007 and 2006, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7-	LAND USE RIGHT

The following is a summary of land use right, less amortization:

September 30,
2007
(unaudited)

Land use right	480,876
Less: Amortization	(38,470)
442,406

Amortization expense charged to operations was $7,571 and $7,263 for the nine months ended
September 30, 2007 and 2006, respectively.

Note 8-	ACQUIRED SEED PATENTS

The following is a summary of acquired seed patents, less amortization:
September 30,
2007
(unaudited)

Acquired seed patents	$1,384,311
Less: Amortization	(819,051)
$565,260

Amortization expense charged to operations was $101,684 and $97,547 for the nine months ended September 30, 2007 and 2006, respectively.

Note 9-	RECEIVABLE FROM SALE OF LAND USE RIGHT

In 2004, the Company sold land use rights to a real estate development company for $1,228,858. The real estate development company owes the Company $317,627 as of September 30, 2007. The parties agreed that the real estate development company would pay interest annually at 7.488% on $133,021 (RMB 1,000,000) and the rest of the balance bears no interest.

The receivable from sale of land use right consists of the following:

September 30,
2007
(unaudited)

Balance bearing interest at 7.488%	133,021
Balance bearing no interest	184,606
317,627

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 10-	BANK LOANS

Bank loans consist of the following as of September 30, 2007:

Financial Institutions	Loan Amount	Duration	Annual Interest Rate	Collateral

Agricultural Bank of China	$545,387	04/21/04--04/21/05	6.903%	Headquarter Building and land usage right

Agricultural Bank of China	532,085	11/26/04--11/26/05	7.488%	Guaranteed by a real estate development company

Agricultural Bank of China	266,042	01/09/06--01/07/07	7.488%	Usage right of the land located in Chenggang Street

Agricultural Bank of China	66,511	11/26/04--11/26/05	7.488%	Guaranteed by a real estate development company
	$ 1,410,025

The Company was in default on these bank loans, totally $1,410,025 , as of September 30, 2007. The Company was also in default on bank loan interest payments of $267,063 as of September 30, 2007.

In 2004, the Company sold the usage right of a piece of land, which the Company used to secure its bank loans, to a real estate development company. The real estate company agreed to guarantee these bank loans.

Interest expense for these bank loans was $134,468 and $114,844 for the nine months ended September 30, 2007 and 2006, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 12-	COMMON STOCK

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

Note 13-	COMMITMENTS AND CONTINGENCIES

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

Note 14-	LITIGATION

On August 1, 2006 Greentree Financial Group, Inc. ("Greentree"), a former consultant to a subsidiary of the Company, filed a breach of contract complaint in the Superior Court in Mecklenberg County, North Carolina for non payment of contractual obligations for 2004 and 2005. The claim is for $49,000 in cash and $40,000 worth of stock as compensatory damages or $80,000 in liquidated damages. The Company failed to appear to the Court, and the Court rendered a judgment, which orders the the Company to pay the plaintiff a sum of $201,500, with interest thereon at the rate of 8.000% per annum from the date of Entry of the Judgment until paid; and for the costs of this action, in full, to be taxed by the Clerk. The Company will appeal the case.

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

In the first nine months of 2007 our sales revenue increased by 77% from the level achieved in the first nine months of 2006.  In the three months ended September 30, 2007, the rate of improvement was more dramatic, due to the near absence of revenue in the third quarter of 2006.  Nevertheless, our revenue from seed sales for the nine months ended September 30, 2007 exceeded the cost of the seeds by only $154,415, of which $50,258 was the spread realized in the third quarter.  After amortizing the value of our seed patents, we were left with a gross margin of only $52,731 for the first nine months of 2007 and only $15,888 for the third quarter.  Clearly, in order to generate sufficient gross margin to sustain our operations, we will have to increase our sales significantly.

To sustain operations, we pared down a portion of our discretionary spending – our selling expenses – from $40,639 in the nine months ended September 30, 2006 to $16,670 in the nine months ended September 30, 2007.  This decision was necessitated by our lack of revenue, but had the inevitable result of reducing our already modest revenue.  The benefits of that contraction were more than offset, however, by two events:

•
In April 2007 we contracted to issue 3,000,000 shares of common stock to three consultants, who will assist us in developing our business plan.  The market value of those shares will be amortized as expense over the duration of the consulting agreements.  As a result, we incurred a $228,667 consulting fees expense in the nine months ended September 30, 2007, including $114,334 in the third quarter.  The remainder of the value of the shares, $611,333, was recorded as “deferred compensation” on our balance sheet, and will be amortized in future periods.

•
In August a judgment for $201,500 was entered against our parent corporation in a North Carolina court.  The judgment was in favor of the company that assisted us in becoming a public company in 2004.  We intend to appeal from the judgment.  Nevertheless, we have recorded the entire amount of the judgment as an expense in the period ended September 30, 2007.

The net result of our inadequate revenue and recent expenses was that we realized a net loss before minority interest of $742,469 in the nine months ended September 30, 2007, compared to a net loss before minority interest of $388,399 in the nine months ended June 30, 2006.  Our net loss before minority interest for the quarter ended September 30, 2007 was $202,490, compared to a net loss before minority interest of $152,746 in the third quarter of 2006.

Our statement of operations records an adjustment for “minority interest.”  For the first nine months of 2007 the minority interest adjustment reduced our net loss by $132,200; in the third quarter the reduction was $34,680.  This represents the reversal of the portion of the loss incurred by our operating subsidiary, Zhouyuan, that is attributable to the 40% of Zhouyuan in which the Delaware parent corporation has no equity interest.  If Zhouyuan realizes income in the future, a proportionate reduction in our consolidated income will be recorded for the same reason.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income or net loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  For the first nine months of 2007 we recorded $20,200 in unrealized gains on foreign currency translation.

Liquidity and Capital Resources

At September 30, 2007 we had a working capital deficit of $2,538,100, representing an increase of $441,867 in our deficit since December 31, 2006.  We had only $6,978 in liquid assets, and only $12,869 in accounts receivable (net of allowance).  At the same time we owed the Agricultural Bank of China $1,410,025 plus $267,063 in accrued interest, and had other past-due obligations that far exceeded our ability to pay.

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

To date we have been unsuccessful in establishing a sufficient market for our seeds to assure us of profitability.  In 2006 our sales were 34% lower than in 2005, and in neither year were sales at a level that could sustain profits.  Although sales levels are higher in the current year than in 2007, we are still not near a revenue level at which we can be profitable.  Unless we are able to obtain sufficient capital investment to permit us to expand operations, it is unlikely that we will be able to operate at a profitable level.  We have no commitment from any source for financing, and there is no assurance that we will be able to obtain the necessary financing.  Without financing, it is likely that our business will fail.

If we are unable to settle our bank obligations, we may lose control of our business.

We are currently in default with respect to principal and interest payments due on $1.6 million in obligations to the Agricultural Bank of China.  Our current financial situation does not permit us to satisfy the debt as written.  We have been in negotiations with the Bank regarding a restructuring of the debt.  If those negotiations do not reach a satisfactory conclusion, we may lose the realty that we pledged to secure the debt and may face a judgment that could force us into bankruptcy.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Wang Zhigang, our Chief Executive Officer, and Zhang Chunman, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, Messrs. Wang and Zhang concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2007 for the purposes described in this paragraph.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.

Date: November 19, 2007	By: /s/ Wang Zhigang
Wang Zhigang, Chief Executive Officer

By: /s/ Zhang Chunman
Zhang Chunman, Chief Financial Officer