Form 10KSB
period 2007-12-31
SHANDONG ZHOUYUAN SEED & NURSERY CO., LTD.
filed 2008-04-15
CIK 1121282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the fiscal year ended December 31, 2007.

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

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the issuer’s revenues for its most recent fiscal year: $702,602

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of April 11, 2008 was $,341,045.

As of April 11, 2008 the number of shares outstanding of the Registrant’s common stock was 70,001,200 shares, $.001 par value.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS

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

PART 1

Item 1. Business

Shandong Zhouyuan Seed and Nursery Co., Ltd. (“Zhouyuan”) through its consolidated subsidiary, Shandong Zhouyuan Seed and Nursery Co., Ltd., a company formed under the laws of the People’s Republic of China, is engaged in the business of developing, distributing and selling agricultural seeds in China.

Organization

The Company was originally incorporated in the State of North Carolina on July 20, 1996 under the name “Great Land Development Co.” In 2000 Great Land Development Co. changed its name to “Xenicent, Inc.” In 2004 Xenicent, Inc. changed its name to “Pingchuan Pharmaceutical, Inc.” In 2007 Pingchuan changed its name to “Shandong Zhouyuan Seed and Nursery Company, Ltd.” As Great Land Development Co. the Company was in the business of real estate consulting and purchasing and reselling vacant tracts of land, primarily in the North Carolina area. In 2002, the Company acquired a majority interest in Giantek Technology Corporation ("Giantek"), a Taiwanese corporation that manufactured and distributed Light Emitting Diode (LED) display systems. In 2003, the Company terminated its relationship with Giantek and agreed to transfer all of the Company’s interest in Giantek back to its former controlling shareholders. Thereafter the Company existed as a “shell company,” but not a “blank check” company, under regulations promulgated by the SEC and had no business operations and only nominal assets until 2004 when the Company entered into a plan of exchange with Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si, a corporation organized and validly existing under the laws of the People’s Republic of China. The plan of exchange was consummated on August 11, 2004 and the Company changed its name to “Pingchuan Pharmaceutical, Inc.” Pingchuan was engaged in the business of providing integrated operational management services for a related medical company, Harbin Pingchuan Yao Ye Gu Fen You Xian Gong Si, a corporation validly organized and existing under the laws of the People’s Republic of China (“Gu Fen”). In February 2007, the Company consummated the merger of Infolink Pacific Limited into a wholly-owned subsidiary of the Company (the “Merger”) and changed its state of incorporation from North Carolina to Delaware. See “The Merger” below. In connection with the Merger, the Company changed its name from “Pingchuan Pharmaceutical, Inc.” to “Shandong Zhouyuan Seed and Nursery Company, Ltd.”  Unless the context otherwise requires, the term “Company” as used herein collectively refers to Shandong Zhouyuan and its wholly-owned subsidiaries and consolidated entities, including Infolink Pacific Limited and Shandong Zhouyuan Seed and Nursery Co., Ltd., a PRC company.

The Common Stock of the Company is quoted on the Over-the-Counter Bulletin Board under the symbol “SZSN.OB.” See, “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.”

The Company’s executive offices are located at 238 Jianxindong Street, Laizhou, Shandong Province, Peoples Republic of China. The Company may be contacted by telephone at 011 86 451-8271-3712, and its website is www.chinaseedcorp.com.

Subsidiaries and Joint Ventures

The diagram below illustrates the current corporate structure of the Company and its subsidiaries (“we,” “our,” “us,” or the “Company”):

InfoLink Pacific Limited

Infolink was incorporated on September 28, 2006 in British Virgin Islands (“BVI”) under the BVI Business Companies Act, 2004 by Li Han Xun and You Li, for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by Statement of Financial Accounting Standards (SFAS) No. 7.

In October 2006 Li Han Xun and You Li, the record shareholders of the PRC Subsidiary, entered into Trust and Indemnity Agreements with Infolink pursuant to which Mr. Li and Ms. You assigned to Infolink all of the benefits of ownership of 60% of the total equity interests in the PRC Subsidiary. In addition, Mr. Li and Ms. You agreed to vote on shareholder matters as directed by Infolink. Finally, the Declaration of Trust signed by Mr. Li and Ms. You contains their undertaking to assign the shares of the PRC Subsidiary to Infolink at any time upon Infolink’s request.

Shandong Zhouyuan Seed and Nursery Co., Ltd.

Shandong Zhouyuan Seed and Nursery Co., Ltd., a People’s Republic of China company was organized on October 26, 2001 under the laws of the People’s Republic of China (the “PRC Subsidiary” or “Zhouyuan”) by Li Han Xun and You Li, who are the record shareholders of the PRC Subsidiary. The PRC Subsidiary was created from the merger of two formerly state owned companies, Laizhou Yongzhou Seed Ltd and Laizhou Agriculture Science Research and Development Ltd., which were reformed and merged into one company named Laizhou Huiyuan Seed Ltd. ("Huiyuan") on October 26, 2001. On December 24, 2002, Huiyuan changed its name to Shandong Zhouyuan Seed and Nursery Co., Ltd. Since its formation in 2001, the PRC Subsidiary has worked closely with government agencies, particularly the state Science and Technology Commission, to develop improved hybrid seed strains. The PRC Subsidiary now ranks as one of the top three seed producers in the LaiZhou District, which is known as the “Seed Valley of China.”

The Merger

On January 18, 2007, the Company entered into a Share Exchange Agreement with Infolink Pacific Limited pursuant to which the Company issued 55,000,000 shares of its common stock to Li Han Xun and You Li in exchange for all of the issued and outstanding capital stock of Infolink and Infolink became a wholly-owned subsidiary of the Company.

Subsequently the Parent Corporation terminated the pharmaceutical consulting business that had been carried by its subsidiary, Heilongjiang Pingchuan Yi Liao Qi Xie You Xian Gong Si. On April 2, 2007, the Parent Corporation changed its name to “Shandong Zhouyuan Seed and Nursery Co., Ltd.”

The merger of the Company with Infolink was accounted for as a reverse merger and the transaction was treated for accounting purposes as a recapitalization of the accounting acquirer (Infolink) and a reorganization of the accounting acquiree (the Company). Accordingly, the historical financial statements presented prior to the merger are the historical financial statements of Infolink, which includes the PRC Subsidiary.

In addition, under U.S. accounting rules, as a result of the obligations of the parties under the Trust and Indemnity Agreements described above, Infolink is deemed to be a 60% beneficiary of the PRC Subsidiary and the financial results of the PRC Subsidiary may be consolidated with the financial results of the Company under Financial Interpretation 46 (Revised) "Consolidation of Variable Interest Entities" issued by the Financial Accounting Standards Board ("FASB").

On April 2, 2007, the Company changed its name to Shandong Zhouyuan Seed and Nursery Co., Ltd.

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

The majority of Zhouyuan’s seeds are currently produced by three independent seed growers and one municipality consisting of seven towns. These four sources dedicate 1400 to 1750 acres to growing seeds for Zhouyuan. Zhouyuan has long standing working relationships with all of its seed growers. Zhouyuan provides its growers with the patented seeds and the growers would produce the volume of seeds as required by Zhouyuan. There are no long term contractual relationships between Zhouyuan and any of its growers. Zhouyuan determines its volume requirements based on its determination of market demand and contracts the growers to produce enough seeds to meet the market demand on a seasonal basis. Zhouyuan then inspects and packages the seed for distribution wholesale.

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

Until 2000 China restricted the market of any individual seed company to the district in which it was located. The Seed Law of the People’s Republic of China, issued in 2000, eliminated that restriction. Today, there are approximately 3,700 firms marketing seeds nationwide in China. However, because the ability to have a national presence is new, the firms marketing seeds in China tend to be small, and none has significant market share. The eight largest seed companies are believed to control only about 25% of the national market.

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

Marketing

Farming in China remains a highly decentralized industry. Marketing to farmers is conducted at a local level and customer loyalty is built on personal relationships. For that reason, Zhouyuan has developed a decentralized distribution network, constituted by county-based sales representatives who report to independent retail companies located in each of the 19 Provinces and Autonomous Regions in which Zhouyuan carries on marketing operations. Zhouyuan’s internal marketing personnel are responsible for monitoring the performance of the regional sales companies and providing any assistance they require.

Government Regulation

Limitations on Foreign Ownership in the Seed Industry

Due to restriction in the People’s Republic of China on foreign investments in Chinese businesses in the seed industry, Infolink does not have direct equity ownership in Zhouyuan. Zhouyuan is owned by two PRC citizens, who hold 60% of the equity interests in Zhouyuan in trust for the benefit of the Company.

Regulation of Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Rules on Foreign Exchange Control (1996), as amended. Under the Rules, Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment outside China unless the prior approval of the State Administration for Foreign Exchange of the PRC or other relevant authorities is obtained.

Pursuant to the Rules on Foreign Exchange Control, foreign investment enterprises in China may purchase foreign currency without the approval of the State Administration for Foreign Exchange of the PRC for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by the State Administration for Foreign Exchange of the PRC) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC government authorities may limit or eliminate the ability of foreign investment enterprises to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment outside China are still subject to limitations and require approvals from the State Administration for Foreign Exchange of the PRC.

Regulation of Dividend Distribution

The principal regulations governing distribution of dividends of wholly foreign-owned companies include:

•	The Foreign Investment Enterprise Law (1986), as amended; and

•	Administrative Rules under the Foreign Investment Enterprise Law (2001).

Under these regulations, foreign investment enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, wholly foreign-owned enterprises in China are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain reserve funds, unless such reserve funds as accumulated have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Regulation of Enterprise Income Law

The Enterprise Income Law (“EIT Law’) was promulgated by the National People’s Congress on March 16, 2007 to introduce a new uniform taxation regime in the PRC. Both resident and non-resident enterprises deriving income from the PRC will be subject to this EIT Law from January 1, 2008. It replaces the previous two different tax rates applied to foreign-invested enterprises and domestic enterprises by only one single income tax rate applied for all enterprises in the PRC. Under this EIT Law, except for some hi-tech enterprises which are subject to EIT rates of 15% and other very limited situation that allows EIT rates at 20%, the general applicable EIT rate in the PRC is 25%. We may not enjoy tax incentives for our further established companies in the PRC and therefore our tax advantages over domestic enterprises may be diminished.

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

Item 3. Legal Proceedings

On August 1, 2006 Greentree Financial Group, Inc. ("Greentree"), a former consultant to a subsidiary of the Company, filed a breach of contract complaint in the Superior Court in Mecklenberg County, North Carolina for non payment of contractual obligations for 2004 and 2005. The claim is for $49,000 in cash and $40,000 worth of stock as compensatory damages or $80,000 in liquidated damages. The Company failed to appear to the Court, and the Court rendered a judgment, which orders the Company to pay the plaintiff a sum of $201,500, with interest thereon at the rate of 8.000% per annum from the date of Entry of the Judgment until paid; and for the costs of this action, in full, to be taxed by the Clerk. The Company is currently in settlement discussions with GreenTree financial Group regarding the default judgment rendered against the Company and expects to reach a resolution soon.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the “SZSN.OB.” Set forth below are the high and low bid prices for each of the eight quarters in the past two fiscal years. All prices have been adjusted to reflect the 1-for-6 reverse stock split on January 2, 2007. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Bid
Quarter Ending	High	Low
March 31, 2006	$12.18	$2.50
June 30, 2006	$6.69	$2.50
September 30, 2006	$2.81	$1.12
December 31, 2006	$1.87	$0.68

March 31, 2007	$1.08	$0.04
June 30, 2007	$0.3	$0.2
September 30, 2007	$0.49	$0.06
December 31, 2007	$0.2	$0.04

(b) Shareholders

Our shareholders list contains the names of 2,562 registered stockholders of record of the Company’s Common Stock.

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

In 2007 our sales revenue increased by 65.4% from the level achieved in 2006, which resulted in a gross profit of $51,660. This increase in revenue was mainly due to an increase in production and sales which consisted of 739,000 kilogram of seeds in 2006 as compare to 1,048,000 kilogram for the same period in 2007. In addition, our patented seeds, which has a higher profit-margin compared to our non-patented seeds made up a higher percentage of our total sales. Our patented seeds made up 26.7% of our total sales volume compared to 18.2% for the same period in 2006.

Our total cost of sale for the fiscal year 2007 was $650,942 compared to $511,763 for the same period in 2006, an increase of $139,179 or 27%. This increase in cost of sale was mainly attributable to an increase in volume of seeds we purchased from our growers in anticipation for a higher demand for our seeds. In fiscal year 2007 we purchased a total of 112,000 kilograms of seeds as compared to 840,000 kilograms of seeds for the same period in 2006. As a result of the increase volume of seeds purchased, our cost associated with processing and packaging the larger volume of seeds.

Our total operating expenses increased to $713,120 for the fiscal year 2007 as compared to $375,421 for the same period in 2006, an increase of 90%. This was mainly due to a default judgment filed against us by our former financial consultant Greentree Financial Group, Inc. in the amount of $208,217 and consultant fees in the amount of $343,000 in the form of Company’s common stock registered on Form S-8 for financial consulting services.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income or net loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. For 2007 we recorded $30,354 in unrealized gains on foreign currency translation.

Liquidity and Capital Resources

As of December 31, 2007, total current assets were $343,532, total current liabilities were $3,083,171 and we had working capital deficit of $2,739,639 an increase of 30.5% compared to the same period in 2006. The increase in working capital deficit is largely due to a court adjustment payable in the amount of $208,217 as a result of a default judgment on a breach of contract claim asserted by a former consultant and consulting fee in the amount of $343,000. Cash at December 31, 2007 was $11,345 compared to $2,600 at December 31, 2006, an increase of $8,745.

We had only $11,345 in liquid assets, and only $18,380 in accounts receivable (net of allowance). At the same time we owed the Agricultural Bank of China $1,449,255 plus $315,579 in accrued interest, and had other past-due obligations that far exceeded our ability to pay.

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

Net cash provided by operating activities was $186,541 for the year ended December 31, 2007 compared to $35,260 for the year 2006. The increase is primarily related to an increase in sales.

Net cash used in investing activities was $86,089 for the year ended December 31, 2007 compared to $41,472 for the year 2006. The increase is primarily a result of the investment of RMB304,214 (approximately $43,500) in construction of operating facilities.

Net cash used by financing activities was $97,905 for the year ended December 31, 2007 compared to $17,810 for the year 2006.

We believe that our business plan is sound, and that our products are marketable. With adequate capital, we believe that Zhouyuan can be prosperous and profitable. We have no assurance, however, that the necessary capital can be achieved.

Application of Critical Accounting Policies

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2007.

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

To date we have been unsuccessful in establishing a sufficient market for our seeds to assure us of profitability. In 2007 our sales increased by 65% compared to the same period in 2005. Despite the increase in sales, we did not achieve any significant profits. Unless we are able to obtain sufficient capital investment to permit us to expand operations, it is unlikely that we will be able to operate at a profitable level. We have no commitment from any source for financing, and there is no assurance that we will be able to obtain the necessary financing. Without financing, it is likely that our business will fail.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007. The framework on which such evaluation was based is contained in the report entitled "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report"). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Wang Zhigang	44	Chief Executive Officer, Director	2007
Zhang Chunman	45	Chief Financial Officer, Director	2007
Wang Zhicheng	40	Director	2007
Daoqi Jiang	64	Director	2007
Chi Ming Chen	45	Director	2007

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

Zhang Chunman served as Chief Financial Officer for Shandong Zhouyuan from 2005 until February 2007.  From 2004 Mr. Zhang was also employed as the Chief Financial Officer of Heilongjiang Pingchuan, which was an affiliate of Shandong Zhouyuan until February 2007.  From 2003 to 2004, Mr. Zhang was the Financial Manager for Harbin Lingfeng Medicine, Inc., a pharmaceutical company.  From 2001 to 2003, Mr. Zhang was employed as Financial Manager for the Heilongjiang Supply and Sales Cooperation Foreign Trade Company.

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

Chi Ming Chen. Since 2003 Mr. Chen has been employed by China World Trade Corporation (OTC Bulletin Board: CWTD), initially as General Manager and now as Chief Executive Officer. China World Trade Corporation is engaged in trade agency and investment consulting for Chinese businesses. From 2000 to 2001 Mr. Chen was employed as Chief Executive Officer of Asia Information Source Holding Company, which provided online business information. In 1991 Mr. Chen was awarded a Masters Degree in Law by the University of Lancaster. In 1987 he was awarded a Masters Degree in Physics by the Chinese University of Hong Kong.

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

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Wang Zhigang	2007	$1,667	-	-	-	-
	2006	$1,667	-	-	-	-
	2005	$1,667	-	-	-	-

Employment Agreements

All of our executive officers serve on an at-will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2006 and those options held by him on December 31, 2006.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Wang Zhigang	—	—	—	—	—	—

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2006 and held by them unvested at December 31, 2006.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have NotVested	Market Value of Shares That Have Not Vested
Wang Zhigang	0	—

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Wang Zhigang	3,052,300	4.4%
Zhang Chunman	—	—
Wang Zhicheng	90,000	0.1%
Daoqi Jiang	—	—
Chi Ming Chen	—	—

All directors and officers as a group (5 persons)	3,142,300	4.5%

(1)	Except as otherwise noted, the address of each shareholder is c/o Shandong Zhouyuan Seed and Nursery Co., Ltd., 238 Jianxindong Street, LaiZhou City, Shandong Province, P.R. China.

(2)	Except as otherwise noted, all shares are owned of record and beneficially.

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

15

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

ITEM 13. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation are incorporated herein by reference from Registrant’s Annual Report on Form SB-2 filed with the SEC on December 21, 2000.
3.2	By-laws are incorporated herein by reference from Registrant’s Annual Report on Form SB-2 filed with the SEC on December 21, 2000.
3.3	Articles of Amendment to Articles of Incorporation is incorporated herein by reference on Form 8-K filed with the SEC on January 5, 2007.
4.1	2007 Equity Incentive Plan is incorporated herein by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on June 8, 2007
10.1
Agreement on Joint Development of Zhouyuan Building Project with Jixi Xingcheng Real Estate Development Ltd. is incorporated herein by reference from Registrant’s Quarterly Report on Form 8-K filed with the SEC on July 19, 2007.

14.1	Code of Ethics
21.1	List of Subsidiaries *
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herewith

Item 14. Principal Accountant Fees and Services

The Parent Corporation retained Kempisty & Company, Certified Public Accountants P.C. as it principal accountant on January 23, 2006. Prior to that date, Kempisty & Company had not performed any services for Pingchuan Pharmaceutical or its subsidiary.

Audit Fees

Kempisty & Company billed $37,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2007. Kempisty & Company billed $37,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2006.

Audit-Related Fees

Kempisty & Company billed the Company $0 for any Audit-Related fee in 2007.
Kempisty & Company billed the Company $0 for any Audit-Related fee in 2006.

Tax Fees

Kempisty & Company billed $0 to the Company in 2007 for professional services rendered for tax compliance, tax advice and tax planning. Kempisty & Company billed $0 to the Company in 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Kempisty & Company billed the Company $0 for other services in 2007.
Kempisty & Company billed the Company $0 for other services in 2006.

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
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Shangdong Zhouyuan Seed and Nursery Co., Ltd.
F/K/A Pingchuan Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Shandong Zhouyuan Seed and Nursery Co., Ltd. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income (loss), shareholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shandong Zhouyuan Seed and Nursery Co., Ltd. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses of $813,341 and $322,586 for the years ended December 31, 2007 and 2006, respectively; and an accumulated deficit of $2,636,401 at December 31, 2007. Additionally, the Company defaulted on bank loans and interest payments, totaling $1,764,834 as of December 31, 2007. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 31, 2008

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEET

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$11,345	$2,600
Accounts receivable, net (Note 4)	18,380	41,204
Inventory (Note 5)	183,600	292,712
Other receivable	17,144	29,122
Advance to suppliers	113,063	107,811
Total current assets	343,532	473,449

Property, Plant, and Equipment, net (Note 6)	1,827,528	1,777,634

Land use right, net (Note 7)	452,067	433,822
Acquired seed patents, net (Note 8)	545,417	644,833
Receivable from sale of land use right	326,465	306,116
	1,323,949	1,384,771

Total Assets	$3,495,009	$3,635,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 10)	$1,449,255	$1,358,920
Short-term loans	37,238	133,106
Accounts payable and accrued expenses	522,151	446,625
Pension and employee benefit payable	252,137	220,494
Taxes payable	124,748	116,971
Interest payable	315,579	143,059
Deferred revenue	49,729	28,946
Court adjustment payable (Note 13)	208,217	-
Due to employees	34,526	36,563
Customer security deposit	89,591	86,998
Total Current Liabilities	3,083,171	2,571,682

Minority interest	248,020	430,013

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
none issued and outstanding as of September 30, 2007	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized;
70,001,635 shares issued
and outstanding as of December 31, 2007	70,002	66,999
Additional paid-in capital	3,144,237	2,307,240
Accumulated deficiency	(2,636,401)	(1,792,706)
Deferred compensation	(497,000)	-
Accumulated other comprehensive income	82,980	52,626
Stockholders' Equity	163,818	634,159

Total Liabilities and Stockholders' Equity	$3,495,009	$3,635,854

See Notes to Consolidated Financial Statements

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	December 31,
	2007	2006
Revenues
Sale of seeds	$702,602	$424,709
Total revenue	702,602	424,709

Cost of good sold
Cost of seeds sold	514,321	381,086
Amortization of seed patents	136,621	130,677
Total cost of sales	650,942	511,763

Gross Profit	51,660	(87,054)

Operating Expenses
Selling expenses	41,790	54,384
Payroll	76,061	48,204
Pension and employee benefit	32,927	56,386
Depreciation expenses	105,156	103,748
Amortization of land use rights	10,173	9,730
Bad debt expenses	-	19,508
Consulting fees	343,000	-
Vehicle expenses	19,392	15,894
Travel and entertainment	39,866	21,075
Other general and administrative	44,755	46,492
Total Operating Expenses	713,120	375,421

Income (Loss) from Operation	(661,460)	(462,475)

Other Income (Expenses)
Interest income	16,241	11,240
Interest expenses	(185,018)	(156,500)
Court judgment payable	(208,217)	-
Other income (expenses)	(19,899)	16,867
Total other income (expenses)	(396,893)	(128,393)

Income (Loss) before provision
for Income Tax	(1,058,353)	(590,868)

Provision for Income Tax	-	-

Income before Minority Interest	(1,058,353)	(590,868)

Minority Interest	214,658	243,162

Net Income	(843,695)	(347,706)

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	30,354	25,120

Comprehensive Income (Loss)	$(813,341)	$(322,586)

Basic and fully diluted earnings (loss) per share	$(0.01)	$(0.01)

Weighted average shares outstanding	69,251,635	55,000,000

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

						Accumulated
	Common Stock		Additional	Retained		Other
	$0.001 Par Value		Paid-in	Earnings	Deferred	Comprehensive
	Shares	Amount	Capital	(Deficit)	Compensation	Income	Totals
Balances at
January 1, 2006	100	$100	$2,374,139	$(1,445,000)	$	$27,506	$956,745

Common stock issued for
acquisition of Infolink Pacific Limited
(reverse merger)	55,000,000	55,000	(55,000)	-	-	-	-

Infolink Pacific Limited
share exchange	(100)	(100)	100	-	-	-	-

Net income	-	-	-	(347,706)	-	-	(347,706)

Other comprehensive income	-	-	-	-	-	25,120	25,120
Balances at
December 31, 2006	55,000,000	55,000	2,319,239	(1,792,706)	-	52,626	634,159

Reverse merger adjustment*	12,001,635	12,002	(12,002)	-	-	-	-

Stocks issued for consultant services	3,000,000	3,000	837,000	-	(497,000)	-	343,000

Net income	-	-	-	(843,695)	-	-	(843,695)

Other comprehensive income	-	-	-	-	-	30,354	30,354
Balances at
December 31, 2007	70,001,635	$70,002	3,144,237	(2,636,401)	(497,000)	82,980	163,818

* The reverse merger adjustment represents the recording of the minority shareholders' shares outstanding at the time of the reverse merger.

See Notes to Financial Statements

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2007	2006

Operating Activities
Net income (loss)	$(843,695)	$(347,706)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Minority interest	(214,658)	(243,162)
Depreciation	105,156	103,748
Amortization	146,794	140,407
Common stocks issued for consultant service	840,000	-
Deferred consultant compensation	(497,000)	-
Increase in court judgment payable	208,217	-
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(6,662)	55,290
(Increase)/Decrease in inventory	109,112	32,659
(Increase)/Decrease in other receivable	11,978	166,590
(Increase)/Decrease in advance to suppliers	(5,252)	(71,733)
Increase/(Decrease) in accounts payable and accrued expenses	29,486	-
Increase/(Decrease) in pension and employee benefit payable	107,169	(24,902)
Increase/(Decrease) in taxes payable	-	(20,569)
Increase/(Decrease) in interest payable	172,520	136,365
Increase/(Decrease) in deferred revenue	20,783	21,275
Increase/(Decrease) in customer security deposit	2,593	86,998
Net cash provided (used) by operating activities	186,541	35,260

Investing Activities

Purchase of fixed assets	(86,089)	(41,472)
Net cash (used) by investing activities	(86,089)	(41,472)

Financing Activities

Payback of short-term loans	(95,868)	(12,829)
Payback of loans from employees	(2,037)	(4,981)
Net cash provided (used) by financing activities	(97,905)	(17,810)

Increase (decrease) in cash	2,547	(24,022)
Effects of exchange rates on cash	6,198	14,774
Cash at beginning of period	2,600	11,848
Cash at end of period	$11,345	$2,600

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$(28,157)	$(23,155)
Income taxes	$-	$-

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1- ORGANIZATION AND OPERATIONS

Shandong Zhouyuan Seed and Nursery Co., Ltd.. f/k/a Pingchuan Pharmaceuticals, Inc. (“Pingchuan”) was organized under the laws of the State of North Carolina on July 20, 1996. The Company currently engages in the business of development, production and distribution of hybrid crop seeds in the People's Republic of China ("PRC'), through its whole owned subsidiary, Infolink Pacific Limited ("Infolink").

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

Through the agreements described in the preceding paragraph Infolink is deemed a 60% beneficiary resulting in Zhouyuan being deemed a subsidiary of Infolink under the requirements of Financial Interpretation 46 (Revised) "Consolidation of Variable Interest Entities" issued by the Financial Accounting Standards Board ("FASB"). The Agreements provided for effective control of Zhouyuan to be transferred to Infolink at October 18, 2006. Infolink did not have any operating activity prior to the share exchange with Zhouyuan. The majority shareholders of Infolink and Zhouyuan were substantially the same. These transactions have been accounted for on a basis similar to a reorganization between entities under common control. Accordingly, Infolink's consolidated financial statements are prepared by including the consolidated financial statements of Zhouyuan through October 18, 2006, and subsequently Infolink's consolidated financial statements include the financial statements of Zhouyuan.

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

On April 2, 2007, the Company changed its name to Shandong Zhouyuan Seed and Nursery Co., Ltd.

Pingchuan, Infolink, Zhouyuan, and Tianzhe are hereafter referred to as the Company.

Note 2- GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $2,636,401 at December 31, 2007 that includes operating losses of $813,341 and $322,586 for the years ended December 31, 2007 and 2006, respectively. Additionally, the Company was in default on bank loans and interest payments, totaling $1,764,834, as of December 31, 2007. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity and amounted to $82,980 and $52,626 as of December 31, 2007 and 2006, respectively. The balance sheet amounts with the exception of equity at December 31, 2007 were translated at 7.31 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2007 and 2006 were 7.62 RMB and 7.96 RMB, respectively.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness, and the economic environment. Recoveries of balances previously written off are also reflected in this allowance

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2005 due to the relatively short-term nature of these instruments.

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

Due to Employees

Due to employees are temporally short-term loans from our employees to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from these activities are classified as cash flows from financing activates. The total borrowing from employees was $0 and $0 in the years ended December 31, 2007 and 2006, respectively.

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

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The Research and development cost was immaterial for the Company for the years ended December 31, 2007 and 2006, respectively, and was included into general and administration expenses.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses. Advertising expenses were $3,407 and $6,204 for the years ended December 31, 2007 and 2006, respectively.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $32,927 and $56,386 for the years ended December 31, 2007 and 2006, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for the years ended December 31, 2007 and 2006, respectively.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in shareholders' equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently plans on operating in one principal business segment. Therefore, segment disclosure is not presented.

Related Parties

For the purposes of these financial statements, parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

Reverse Stock Split

Effective on January 2, 2007, the Company filed with the Secretary of State of the State of North Carolina Articles of Amendment to its Articles of Incorporation. The amendment effected a reverse stock split of the Company's common stock in the ratio of 1:6. The number of common stocks issued and outstanding immediately after the reverse stock split was 12,001,635, including an addition of 2,234 shares for rounding up fractional shares. All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51” (“SFAS 160”). Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009. SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination. SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions. Other areas related to business combinations that will require changes from current GAAP include: contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others. SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders. Management does not expect that the adoption of SFAS No. 141 (revised 2007) and SFAS No. 160 would have a material effect on the Company’s financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides an option to report certain financial assets and liabilities at fair value primarily to reduce the complexity and level of volatility in the accounting for financial instruments resulting from measuring related financial assets and liabilities differently under existing GAAP. SFAS 159 is effective January 1, 2008. The Company does not anticipate SFAS 159 having a material impact on its financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statements errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No. 108 would have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after September 15, 2007. The adoption of SFAS 158 did not have a material effect on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 25, 2007, and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period with that fiscal year. The provisions of this statement should be applied, except in some circumstances where the statement shall be applied retrospectively. Management does not expect that the adoption of SFAS No. 157 would have a material effect on the Company’s financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 did not have a material effect on the Company's financial position or results of operations.

Note 4- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	December 31,	December 31,
	2007	2006
Accounts receivable	$278,713	$286,444
less: Allowance for bad debt	(260,333)	(245,240)
Accounts receivable, net	$18,380	$41,204

We use indirect method to write off accounts receivable. The bad debt expenses was $0 and $ 19,508 for the years ended December 31, 2007 and 2006, respectively.

Note 5- INVENTORIES

Inventories consist of following:

	December 31,	December 31,
	2007	2006
Finished goods	$121,923	$194,963
Supply and packing materials	61,677	97,749
	$183,600	$292,712

Note 6- PROPERTY AND EQUIPMENT

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	December 31,	December 31,
	2007	2006
Property and plant	$1,948,984	$1,788,497
Machines and equipment	189,391	180,379
Office equipment	17,801	19,761
Motor vehicles	98,222	92,098
Total	2,254,398	2,080,735

Less: Accumulated depreciation	(426,870)	(303,101)

Total	$1,827,528	$1,777,634

Depreciation expense charged to operations was $105,106 and $103,748 for the years ended December 31, 2007 and 2006, respectively.

Note 7- LAND USE RIGHT

The following is a summary of land use right, less amortization:

	December 31,	December 31,
	2007	2006
Land use right	$494,255	$463,447
less: Amortization	(42,188)	(29,625)
Accounts receivable, net	$452,067	$433,822

Amortization expense charged to operations was $10,173 and $9,730 for the years ended December 31, 2007 and 2006, respectively.

Note 8- ACQUIRED SEED PATENTS

The following is a summary of acquired seed patents, less amortization:

	December 31,	December 31,
	2007	2006
Acquired seed patents	$1,422,826	$1,334,188
less: Amortization	(877,409)	(689,305)
Accounts receivable, net	545,417	644,883

Amortization expense charged to operations was $136,621 and $130,677 for the years ended December 31, 2007 and 2006, respectively.

Note 9- COMMON STOCK

On January 18, 2007, The Company entered into a Share Exchange Agreement with Mr. Wang, Zhigang and Ms. You, Li, who are the shareholders of Infolink, pursuant which the Company will issue to Messrs. Wang and You 55,000,000 (330,000,000 pre-split) shares of its common stock in exchange for all of the capital stock of Infolink. Since this transaction was treated for accounting purposes as a capital transaction and reverse merger, the issuance of 33,000,000 shares of common has been report in 2006, as if it had happened in the earliest period presented in these consolidated financial statements.

On April 5, 2007, the Company engaged a consultant for a eighteen-month period ended October 4, 2008. The terms of the agreement are for the consultant to receive 800,000 shares of common stock valued at $0.28 per share, totaling $224,000, which will be amortized over the beneficial period. The consultant assists the Company in establish two distribution centers in the Center Region, PRC.

On April 5, 2007, the Company engaged another consultant for a twenty-four-month period ended April 4, 2009. The terms of the agreement are for the consultant to receive 1,200,000 shares of common stock valued at $0.28 per share, totaling $336,000, which will be amortized over the beneficial period. The consultant assists the Company in website design, building, maintenance, and hosting.

On April 5, 2007, the Company engaged another consultant for a twenty-four-month period ended April 4, 2009. The terms of the agreement are for the consultant to receive 1,000,000 shares of common stock valued at $0.28 per share, totaling $280,000, which will be amortized over the beneficial period. The consultant assists the Company in establish two distribution centers in the Southwest Region, PRC.

Note 10- BANK LOANS

Bank loans consist of the following as of December 31, 2007:

	Loan		Annual
Financial Institutions	Amount	Duration	Interest Rate	Collateral
* Agricultural Bank of China	$560,561	04/21/04--04/21/05	6.903%	Headquarter Building and land usage right
* Agricultural Bank of China	546,889	11/26/04--11/26/05	7.488%	Guaranteed by a real estate development company
Agricultural Bank of China	273,444	01/09/05--01/07/06	7.488%	Usage right of the land located in Chenggang Street
* Agricultural Bank of China	68,361	11/26/04--11/26/05	7.488%	Guaranteed by a real estate development company
	$1,449,255

*	The Company defaulted on these bank loans, totally $1,449,255 , as of December 31, 2006. The Company also defaulted on bank loan interest payments of $315,579 as of December 31, 2007.

In 2004, the Company sold the usage right of a piece of land, which the Company used to secure its bank loans, to a real estate development company. The real estate company agreed to guarantee these bank loans.

Interest expense for these bank loans was $185,018 and $156,500 for the years ended December 31, 2007 and 2006, respectively.

Note 11- RECEIVABLE FROM SALE OF LAND USE RIGHT

In 2004, the Company sold land use rights to a real estate development company for $1,228,858. The real estate development company owes the Company $309,025 as of December 31, 2004. The parties agreed that the real estate development company would pay interest annually at 7.488% on $126,817 (RMB 1,000,000) of the $309,025 and the rest of the balance bears no interest. The Company received interest payments of $3,942 and $6,236 for the years ended December 31, 2007 and 2006, respectively. $ 9,654 and $3,166 of interest was due to the Company as of December 31, 2007 and 2006, respectively.

The receivable from sale of land use right consists of the following:

	December 31,	December 31,
	2007	2006
Balance bearing interest at 7.488%	$136,722	$128,200
Balance bearing no interest	189,743	177,916
	326,465	306,116

Note 12- COMMITMENTS AND CONTINGENCIES

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

Note 13- LITIGATION

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

/s/ Wang Zhigang
Wang Zhigang, Director, Chief Executive Officer

/s/ Zhang Chunman
Zhang Chunman, Director, Chief Financial Officer

/s/ Wang Zhicheng
Wang Zhicheng, Director

/s/ Daoqi Jiang
Daoqi Jiang, Director

/s/ Chi Ming Chen
Chi Ming Chen, Director