Form 10-Q
period 2008-03-31
SHANDONG ZHOUYUAN SEED & NURSERY CO., LTD.
filed 2008-05-20
CIK 1121282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ____________ to ________________

Commission File No. 333-52472

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
(Name of Small Business Issuer in its Charter)

Delaware	58-2258912
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

238 Jianxindong Street, Laizhou, Shandong Province, People’s Republic of China
(Address of Principal Executive Offices)

Issuer's Telephone Number: 86 0535-2212279

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerate filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of May 16, 2008: 70,001,200

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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,714	$11,345
Accounts receivable, net (Note 5)	32,795	18,380
Inventory (Note 6)	155,459	183,600
Other receivable	15,437	17,144
Contract security deposit (Note 15)	78,540	-
Advance to suppliers	75,847	113,063
Total current assets	360,792	343,532

Property, Plant, and Equipment, net (Note 7)	1,880,489	1,827,528

Land use right, net (Note 8)	469,396	452,067
Acquired plant variety protections, net (Note 9)	532,512	545,417
Receivable from sale of land use right	340,977	326,465
	1,342,885	1,323,949

Total Assets	$3,584,166	$3,495,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 11)	$1,228,080	$1,449,255
Short-term loans	69,418	37,238
Accounts payable and accrued expenses	319,506	522,151
Pension and employee benefit payable	264,124	252,137
Taxes payable	130,294	124,748
Interest payable	308,323	315,579
Deferred revenue	39,524	49,729
Court adjustment payable (Note 14)	212,248	208,217
Due to employees	35,882	34,526
Customer security deposit	92,741	89,591
Total Current Liabilities	2,700,140	3,083,171

Minority interest	440,307	248,020

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding as of March 31, 2008 and December 31, 2007	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized;
70,001,635 shares issued and outstanding as of
March 31, 2008 and December 31, 2007	70,002	70,002
Additional paid-in capital	3,144,237	3,144,237
Accumulated deficiency	(2,493,562)	(2,636,401)
Deferred compensation	(382,667)	(497,000)
Accumulated other comprehensive income	105,709	82,980
Stockholders' Equity	443,719	163,818

Total Liabilities and Stockholders' Equity	$3,584,166	$3,495,009

See Notes to Consolidated Financial Statements

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
Revenues
Sale of seeds	$268,055	$188,936
Total revenue	268,055	188,936

Cost of good sold
Cost of seeds sold	194,217	157,942
Amortization of plant variety protections	36,364	33,478
Total cost of sales	230,581	191,420

Gross Profit	37,474	(2,484)

Governmental subsidy for one plant variety protection	552,092	-

Operating Expenses
Selling expenses	10,270	7,107
Payroll	19,440	8,899
Pension and employee benefit	8,208	8,006
Depreciation expenses	28,426	25,143
Amortization of land use rights	2,708	2,493
Professional fees	4,640	-
Consultant fees	114,333	-
Vehicle expenses	6,289	6,150
Travel and entertainment	8,762	7,789
Other general and administrative	17,995	30,095
Total Operating Expenses	221,071	95,682

Income (Loss) from Operation	368,495	(98,166)

Other Income (Expenses)
Interest income	5,006	9,038
Interest expenses	(55,666)	(41,946)
Other income (expenses)	(3,792)	(1,215)
Total other income (expenses)	(54,452)	(34,123)

Income (Loss) before provision
for Income Tax	314,043	(132,289)

Provision for Income Tax	-	-

Income before Minority Interest	314,043	(132,289)

Minority Interest	(171,204)	57,788

Net Income (loss)	142,839	(74,501)

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	22,729	4,529

Comprehensive Income (Loss)	$165,568	$(69,972)

Basic and fully diluted earnings (loss) per share	$0.00	$(0.00)

Weighted average shares outstanding	70,001,635	67,001,635

See Notes to Consolidated Financial Statements.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$142,839	$(74,501)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Minority interest	171,204	(57,788)
Depreciation	28,426	25,143
Amortization of land use rights and plant variety protections	39,072	35,971
Amortization of costs of common stocks issued for consultant service	114,333	-
Increase in court judgment payable	4,031	-
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(14,415)	(4,065)
(Increase)/Decrease in inventory	28,141	29,642
(Increase)/Decrease in other receivable	1,707	(3,463)
(Increase)/Decrease in advance to suppliers	37,216	(2,117)
(Increase)/Decrease in contract security deposit	(78,540)	-
Increase/(Decrease) in accounts payable and accrued expenses	(202,645)	(91,889)
Increase/(Decrease) in pension and employee benefit payable	11,987	1,752
Increase/(Decrease) in taxes payable	5,546	899
Increase/(Decrease) in interest payable	(7,256)	34,760
Increase/(Decrease) in deferred revenue	(10,205)	(18,779)
Increase/(Decrease) in customer security deposit	3,150	(86)
Net cash provided (used) by operating activities	274,591	(124,521)

Investing Activities

Purchase of fixed assets	(741)	(15,971)
Net cash (used) by investing activities	(741)	(15,971)

Financing Activities

Payback of bank loans	(221,175)	-
Short-term loans	32,180	105,400
Payback of loans from employees	-	(818)
Net cash provided (used) by financing activities	(188,995)	104,582

Increase (decrease) in cash	84,855	(35,910)
Effects of exchange rates on cash	(93,486)	40,278
Cash at beginning of period	11,345	2,600
Cash at end of period	$2,714	$6,968

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$(72,681)	$(9,007)
Income taxes	$-	$-

See Notes to Consolidated Financial Statements.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-BASIS OF PRESENTATION

The consolidated financial statements of Shandong Zhouyuan Seed and Nursery Co., Ltd. ( the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2007.

Note 2-ORGANIZATION AND OPERATIONS

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-ORGANIZATION AND OPERATIONS (continued)

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

Note 3-GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $2,493,562 and working capital deficit of $2,339,348 at March 31, 2008. Additionally, the Company was in default on bank loans and interest payments, totaling $1,536,403, as of March 31, 2008. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results the Company and its subsidiaries for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity and amounted to $105,709 as of March 31, 2008, as compared to $82,980 as of December 31, 2007. The balance sheet amounts with the exception of equity at March 31, 2008 were translated at 7.00 RMB to $1.00 USD as compared to 7.31 RMB at December 31, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2008 and 2007 were 7.15 RMB and 7.77 RMB, respectively.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions have been eliminated on consolidation.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of Long-life Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Acquired Plant Variety Protections, net

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

Due to Employees

Due to employees are temporally short-term loans from our employees to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from these activities are classified as cash flows from financing activates. The total borrowing from employees was $0 and $0 for the three months ended March 31, 2008 and 2007, respectively.

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

Government grants

Grants from the PRC government are recognized at their fair value where there is a reasonable assurance that the grant will be received and the Company will comply with all attached conditions.

Government grants are recognized as revenues or gains in the period received and as assets, decreases of liabilities, or expenses depending on the form of the grants received.

In February 2008, Zhouyuan received governmental subsidy of $552,092 (RMB 3,950,000) for one of its plant variety protections, named H8723, which is a wheat variety and was cultivated by one of Zhouyuan's predecessor, Laizhou Agriculture Science Research and Development Ltd.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The Research and development cost was immaterial for the Company for the three months ended March 31, 2008 and 2007, respectively, and was included into general and administration expenses.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses. Advertising expenses were $3,166 and $983 for the three months ended March 31, 2008 and 2007, respectively.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $8,208 and $8,006 for the three months ended March 31, 2008 and 2007, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for the three months ended March 31, 2008 and 2007, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Hedging Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161, which is effective January 1, 2009, requires enhanced qualitative and quantitative disclosures with respect to derivatives and hedging activities. The Management does not expect that the adoption of SFAS No. 161 would have a material effect on the Company’s financial position and results of operations.

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

Note 5-ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)

Accounts receivable	$284,435	$278,713
less: Allowance for bad debt	(251,640)	(260,333)
Accounts receivable, net	$32,795	$18,380

We use indirect method to write off accounts receivable. The bad debt expenses were $0 and $ 0 for the three months ended March 31, 2008 and 2007, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-INVENTORIES

Inventories consist of following:
	March 31,	December 31,
	2008	2007
	(unaudited)

Finished goods	$94,523	$121,923
Supply and packing materials	60,936	61,677
	$155,459	$183,600

Note 7-PROPERTY AND EQUIPMENT

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	March 31,	December 31,
	2008	2007
	(unaudited)

Property and plant	$2,035,623	$1,948,984
Machines and equipment	197,815	189,391
Office equipment	19,348	17,801
Motor vehicles	102,587	98,222
Total	2,355,373	2,254,398

Less: Accumulated depreciation	(474,884)	(426,870)

Total	$1,880,489	$1,827,528

Depreciation expense charged to operations was $28,426 and $25,143 for the three months ended March 31, 2008 and 2007, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-LAND USE RIGHT

The following is a summary of land use right, less amortization:

	March 31,	December 31,
	2008	2007
	(unaudited)

Land use right	$516,227	$494,255
less: Amortization	(46,831)	(42,188)
Accounts receivable, net	$469,396	$452,067

Amortization expense charged to operations was $2,708 and $2,493 for the three months ended March 31, 2008 and 2007, respectively.

Note 9- ACQUIRED PLANT VARIETY PROTECTIONS

The following is a summary of acquired seed patents, less amortization:

	March 31,	December 31,
	2008	2007
	(unaudited)

Acquired plant variety protections	$1,486,077	$1,422,826
less: Amortization	(953,565)	(877,409)
Accounts receivable, net	532,512	545,417

Amortization expense charged to operations was $36,364 and $33,478 for the three months ended March 31, 2008 and 2007, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-COMMON STOCK

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

On April 5,2007, the Company engaged a consultant for a eighteen-month period ended October 4, 2008. The terms of the agreement are for the consultant to receive 800,000 shares of common stock valued at $0.28 per share, totaling $224,000, which will be amortized over the beneficial period. The consultant assists the Company in establish two distribution centers in the Center Region, PRC.

On April 5,2007, the Company engaged another consultant for a twenty-four-month period ended April 4, 2009. The terms of the agreement are for the consultant to receive 1,200,000 shares of common stock valued at $0.28 per share, totaling $336,000, which will be amortized over the beneficial period. The consultant assists the Company in website design, building, maintenance, and hosting.

On April 5,2007, the Company engaged another consultant for a twenty-four-month period ended April 4, 2009. The terms of the agreement are for the consultant to receive 1,000,000 shares of common stock valued at $0.28 per share, totaling $280,000, which will be amortized over the beneficial period. The consultant assists the Company in establish two distribution centers in the Southwest Region, PRC.

Note 11-BANK LOANS

Bank loans consist of the following as of March 31, 2008:

		Loan		Annual
	Financial Institutions	Amount	Duration	Interest Rate	Collateral
*	Agricultural Bank of China	$ 585,480	04/21/04-04/21/05	6.903%	Headquarter Building and land usage right
*	Agricultural Bank of China	571,200	11/26/04-11/26/05	7.488%	Guaranteed by a real estate development company
*	Agricultural Bank of China	71,400	11/26/04-11/26/05	7.488%	Guaranteed by a real estate development company
		$ 1,228,080

* The Company defaulted on these bank loans, totally $1,228,080, as of March 31, 2008. The Company also defaulted on bank loan interest payments of $308,323 as of March 31, 2008.

In 2004, the Company sold the usage right of a piece of land, which the Company used to secure its bank loans, to a real estate development company. The real estate company agreed to guarantee these bank loans.

Interest expense for these bank loans was $51,635 and $41,946 for the three months ended March 31, 2008 and 2007, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-RECEIVABLE FROM SALE OF LAND USE RIGHT

In 2004, the Company sold land use rights to a real estate development company for $1,228,858. The real estate development company owes the Company $309,025 as of December 31, 2004. The parties agreed that the real estate development company would pay interest annually at 7.488% on $126,817 (RMB 1,000,000) of the $309,025 and the rest of the balance bears no interest.

The receivable from sale of land use right consists of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)

Balance bearing interest at 7.488%	$142,800	$136,722
Balance bearing no interest	198,177	189,743
	340,977	326,465

Note 13-COMMITMENTS AND CONTINGENCIES

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

Note 14-LITIGATION

On August 1, 2006 Greentree Financial Group, Inc. ("Greentree"), a former consultant to a subsidiary of the Company, filed a breach of contract complaint in the Superior Court in Mecklenberg County, North Carolina for non payment of contractual obligations for 2004 and 2005. The claim is for $49,000 in cash and $40,000 worth of stock as compensatory damages or $80,000 in liquidated damages. The Company failed to appear to the Court, and the Court rendered a judgment, which orders the Company to pay the plaintiff a sum of $201,500, with interest thereon at the rate of 8.000% per annum from the date of Entry of the Judgment until paid; and for the costs of this action, in full, to be taxed by the Clerk. The Company will apparel the case.

Note 15-CONTRACT SECURITY DEPOSIT

On March 18, 2008, the Company executed an acquisition agreement with Henan Zhongyi Seed and Nursery Co., Ltd.("Henan Zhongyi"), pursuant to which the Zhouyuan will acquire 51% equity ownership interest of Henan Zhongyi. Zhouyuan paid $78,540 (RMB 550,000) to security this contract. Zhouyuan is currently negotiating with the majority shareholders of Henan Zhongyi to finalize the acquisition terms. However, there is no guarantee the parties will be able close the due.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

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

Among Zhouyuan’s most popular products are:

▪	Corn - Huiyaun 20. This summer sowing seed achieved first place among 33 competitors in a productivity test conducted in the Zhong District and second place in a competition held in Anhui Province.
▪
Corn - White Prince. This white corn has a high gluten content that gives it a particularly attractive taste. Zhouyuan is able to sell these seeds for almost four times the market price of standard corn seeds.

▪	Corn - Select Yeden 5. This corn is valued in difficult climates because it is especially resistant to disease and collapse.
▪
Corn - Spring Queen. In only 65 days (compared to the standard 95 - 115 days) this seed produces a high yield of corn (approx. 24,000 kg. per acre) with a particularly good taste. Because of these benefits, Zhouyuan prices this seed at nine times the price of conventional corn seeds.

▪	Wheat - Zhouyuan 9369. This is a new variety of high quality wheat. It is rust resistance, and grows to 75 cm.

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

Results of Operations
Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

Revenues. Revenues for the quarter ended March 31, 2008 were $268,055 compared to $188,936 for the quarter ended March 31, 2007, an increase of $79,119, or 42%. This increase was due to an increase in sales of our seeds with plant variety protections which has a higher profit margin.

Cost of sales.  Cost of sales increased by 20% from $191,420 for the three months ended March 31, 2007 to $230,581 for the three months ended March 31, 2008.  The increase in cost of sales resulted primarily from the increase in volume of seeds sold.

Operating Expenses. Operating expenses increased by 131% from $95,682 for the three months ended March 31, 2007 to $221,071 for the three months ended March 31, 2008.  The increase is primarily a result of increase in professional and consultant fees paid.

Net Income.  Net income increased by 292% from net loss of $74,501 for the three months ended March 31, 2007 to $142,839 for the three months ended March 31, 2008, primarily as a result of a 42% increase in sales as described above and the government subsidy for one of our plant variety protection in the amount of $552,092.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income or net loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  For the first three months of 2008 we recorded $22,729 in unrealized gains on foreign currency translation.

Liquidity and Capital Resources

As of March 31, 2008, total current assets were $360,792, total current liabilities were $2,700,140 and we had working capital deficit of $2,339,348. Cash at March 31, 2008 was $2,714.

As of March 31, 2008, we had only $2,714 in liquid assets, and only $32,795 in accounts receivable (net of allowance). At the same time we are in default on bank loans and interest payments totaling $1,536,403. Negotiations are ongoing with respect to a restructuring of the debt. At the same time, we cannot sustain operations for any significant period of time unless we obtain additional capital. Our efforts to attract capital are hindered, however, by our default to the Bank. The survival of our business, therefore, depends on our ability to develop a comprehensive debt relief and financing package. Unfortunately, because our operations have produced only a trickle of cash during the past two years, we can only achieve financing if we convince the investor that an investment in our company can be leveraged into a significant increase in revenues and cash flows.

In the event that we are unable to achieve a restructuring of our debt, it is likely that we will be required to sell our real property. This will have the effect of eliminating the revenue stream that we obtain by leasing a portion of the property, and will necessitate that we ourselves commence payment of lease fees. This would cause a further deterioration of our financial results.

Net cash provided by operating activities was $274,591 for the three months ended March 31, 2008 compared to a net loss of $124,521 for the three months ended March 31, 2007. The increase is primarily related to an increase in sales.

Net cash used in investing activities was $741 for the three months ended March 31, 2008 compared to $15,971 for the same period in 2007.

Net cash used by financing activities was $188,995 for the three months ended March 31, 2008 compared to $104,582 in net cash provided by financing activities for the same period in 2007. The increase in net cash used is primarily due to payback of bank loans.

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

We are currently in default with respect to principal and interest payments due on $1.53 million in obligations to the Agricultural Bank of China.  Our current financial situation does not permit us to satisfy the debt as written.  We have been in negotiations with the Bank regarding a restructuring of the debt.  If those negotiations do not reach a satisfactory conclusion, we may lose the realty that we pledged to secure the debt and may face a judgment that could force us into bankruptcy.

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

ITEM 4T.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report, being March 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II   -   OTHER INFORMATION

Item 1	Legal Proceedings

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.	Exhibits

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.

Date: May 20, 2008	By: /s/ Wang Zhigang
Wang Zhigang, Chief Executive Officer

By: /s/ Zhang Chunman
Zhang Chunman, Chief Financial Officer