Form 10-Q
period 2008-06-30
SHANDONG ZHOUYUAN SEED & NURSERY CO., LTD.
filed 2008-08-19
CIK 1121282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of common stock outstanding as of August 11, 2008: 70,001,200

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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$186,876	$11,345
Accounts receivable, net (Note 5)	27,926	18,380
Inventory (Note 6)	162,509	183,600
Other receivable	16,061	17,144
Contract security deposit (Note 15)	136,907	-
Advance to suppliers	32,524	113,063
Total Current Assets	562,803	343,532

Property, Plant, and Equipment, net (Note 7)	1,886,667	1,827,528

Other Assets
Land use right, net (Note 8)	475,526	452,067
Acquired plant variety protections, net (Note 9)	504,803	545,417
Receivable from sale of land use right	347,477	326,465
Total Other Assets	1,327,806	1,323,949

Total Assets	$3,777,276	$3,495,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank loans (Note 11)	$1,248,581	$1,449,255
Short-term loans	81,853	37,238
Accounts payable and accrued expenses	339,539	522,151
Pension and employee benefit payable	277,498	252,137
Taxes payable	132,775	124,748
Interest payable	353,147	315,579
Deferred revenue	63,560	49,729
Court adjustment payable (Note 14)	216,279	208,217
Due to employees	36,384	34,526
Customer security deposit	93,660	89,591
Total Current Liabilities	2,843,276	3,083,171

Minority interest	461,909	248,020

Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding as of June 30, 2008 and December 31, 2007	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 70,001,635 shares issued and outstanding as of June 30, 2008 and December 31, 2007	70,002	70,002
Additional paid-in capital	3,144,237	3,144,237
Accumulated deficiency	(2,593,449)	(2,636,401)
Deferred compensation	(268,333)	(497,000)
Accumulated other comprehensive income	119,634	82,980
Stockholders’ Equity	472,091	163,818

Total Liabilities and Stockholders’ Equity	$3,777,276	$3,495,009

See Notes to Consolidated Financial Statements

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sale of seeds	$541,636	$270,413	$809,691	$459,349
Total revenue	541,636	270,413	809,691	459,349
Cost of good sold
Cost of seeds sold	357,982	197,250	552,199	355,192
Amortization of plant variety protections	37,206	33,836	73,570	67,314
Total cost of sales	395,188	231,086	625,769	422,506
Gross Profit	146,448	39,327	183,922	36,843

Governmental subsidy for one plant variety protection	-	-	552,092	-
Operating Expenses
Selling expenses	4,431	5,101	14,701	12,208
Payroll	12,119	32,439	31,559	41,338
Pension and employee benefit	8,198	8,266	16,406	16,272
Depreciation expenses	29,155	26,249	57,581	51,392
Amortization of land use rights	2,770	2,519	5,478	5,012
Office expenses	26,880	2,273	37,809	9,923
Consultant fees	114,334	114,333	228,667	114,333
Travel and entertainment	9,989	5,805	18,751	13,594
Judgement expense	-	201,500	-	201,500
Other general and administrative	1,587	77	19,582	28,672
Total Operating Expenses	209,463	398,562	430,534	494,244

Income (Loss) from Operation	(63,015)	(359,235)	305,480	(457,401)

Other Income (Expenses)
Interest income	4,064	3,073	9,070	12,111
Interest expenses	(43,219)	(46,847)	(98,885)	(88,793)
Other income (expenses)	9,284	(4,681)	5,492	(5,896)
Total other income (expenses)	(29,871)	(48,455)	(84,323)	(82,578)

Income (Loss) before provision for Income Tax	(92,886)	(407,690)	221,157	(539,979)

Provision for Income Tax	-	-	-	-

Income before Minority Interest	(92,886)	(407,690)	221,157	(539,979)

Minority Interest	(7,001)	39,732	(178,205)	97,520

Net Income (loss)	(99,887)	(367,958)	42,952	(442,459)
Other Comprehensive Income (Loss) Effects of Foreign Currency Conversion	13,925	8,376	36,654	12,905

Comprehensive Income (Loss)	$(85,962)	$(359,582)	$79,606	$(429,554)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.01)	$0.00	$(0.01)

Weighted average shares outstanding	70,001,635	66,999,401	70,001,635	66,999,401

See Notes to Consolidated Financial Statements.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2008	2007
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$42,952	$(442,459)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Minority interest	178,205	(97,520)
Depreciation	57,581	51,392
Amortization of land use rights and plant variety protections	79,048	72,326
Amortization of costs of common stocks issued for consultant service	228,667	114,333
Increase in court judgment payable	8,062	-
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(8,126)	191
(Increase)/Decrease in inventory	31,974	88,077
(Increase)/Decrease in other receivable	2,124	(7,906)
(Increase)/Decrease in advance to suppliers	85,323	(3,791)
(Increase)/Decrease in contract security deposit	(133,019)	-
(Increase)/Decrease in judgment receivable	-	29,486
Increase/(Decrease) in accounts payable and accrued expenses	(210,080)	15,913
Increase/(Decrease) in pension and employee benefit payable	8,873	12,333
Increase/(Decrease) in taxes payable	(2)	2,693
Increase/(Decrease) in interest payable	16,766	73,680
Increase/(Decrease) in interest payable	-	201,500
Increase/(Decrease) in deferred revenue	10,328	(18,562)
Increase/(Decrease) in customer security deposit	(1,649)	472
Net cash provided (used) by operating activities	397,026	92,158

Investing Activities

Purchase of fixed assets	(741)	(86,089)
Net cash (used) by investing activities	(741)	(86,089)

Financing Activities

Payback of bank loans	(285,608)	-
Short-term loans	41,019	(28,808)
Payback of loans from employees	(354)	(1,618)
Net cash provided (used) by financing activities	(244,942)	(30,426)

Increase (decrease) in cash	151,343	(24,357)
Effects of exchange rates on cash	24,188	35,454
Cash at beginning of period	11,345	2,600
Cash at end of period	$186,876	$13,697

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$(75,438)	$(18,111)
Income taxes	$-	$-

See Notes to Consolidated Financial Statements.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—BASIS OF PRESENTATION

The consolidated financial statements of Shandong Zhouyuan Seed and Nursery Co., Ltd. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2007.

Note 2—ORGANIZATION AND OPERATIONS

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2—ORGANIZATION AND OPERATIONS (continued)

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

Note 3—GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $2,593,449 and working capital deficit of $2,280,473 at June 30, 2008. Additionally, the Company was in default on bank loans and interest payments, totaling $1,601,728, as of June 30, 2008. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3—GOING CONCERN (continued)

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

Note 4—SIGNIFICANT ACCOUNTING POLICIES

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity and amounted to $119,634 as of June 30, 2008, as compared to $82,980 as of December 31, 2007. The balance sheet amounts with the exception of equity at June 30, 2008 were translated at 6.87 RMB to $1.00 USD as compared to 7.31 RMB at December 31, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended June 30, 2008 and 2007 were 7.07 RMB and 7.73 RMB, respectively.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Due to Employees

Due to employees are temporally short-term loans from our employees to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from these activities are classified as cash flows from financing activates. The total borrowing from employees was $0 and $0 for the six months ended June 30, 2008 and 2007, respectively.

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

Governmental subsidy for one plant variety protection

In February 2008, Zhouyuan received governmental subsidy of $552,092 (RMB 3,950,000) for one of its plant variety protections, named H8723, which is a wheat variety and was cultivated by one of Zhouyuan's predecessor, Laizhou Agriculture Science Research and Development Ltd.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The Research and development cost was immaterial for the Company for the six months ended June 30, 2008 and 2007, respectively, and was included into general and administration expenses.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses. Advertising expenses were $3,768 and $1,610 for the six months ended June 30, 2008 and 2007, respectively.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $16,406 and $16,272 for the six months ended June 30, 2008 and 2007, respectively.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for the six months ended June 30, 2008 and 2007, respectively.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the functional currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51” (“SFAS 160”). Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009. SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination. SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions. Other areas related to business combinations that will require changes from current GAAP include: contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others. SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders. The Management does not expect that the adoption of SFAS No. 141 (revised 2007) and SFAS No. 160 would have a material effect on the Company’s financial position and results of operations.

Note 5—ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)

Accounts receivable	$254,030	$278,713
less: Allowance for bad debt	(226,104)	(260,333)
Accounts receivable, net	$27,926	$18,380

We use indirect method to write off accounts receivable. The bad debt expenses was $0 and $0 for the six months ended June 30, 2008 and 2007, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6—INVENTORIES

Inventories consist of following:

Inventories consist of following:

	June 30,	December 31,
	2008	2007
	(unaudited)

Finished goods	$101,795	$121,923
Supply and packing materials	60,714	61,677
	$162,509	$183,600

Note 7—PROPERTY AND EQUIPMENT

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	June 30,	December 31,
	2008	2007
	(unaudited)

Property and plant	$2,074,428	$1,948,984
Machines and equipment	201,583	189,391
Office equipment	19,717	17,801
Motor vehicles	104,543	98,222
Total	2,400,271	2,254,398

Less: Accumulated depreciation	(513,604)	(426,870)

Total	$1,886,667	$1,827,528

Depreciation expense charged to operations was $57,581 and $51,392 for the six months ended June 30, 2008 and 2007, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—LAND USE RIGHT

The following is a summary of land use right, less amortization:

	June 30,	December 31,
	2008	2007
	(unaudited)

Land use right	$526,068	$494,255
less: Amortization	(50,542)	(42,188)
Accounts receivable, net	$475,526	$452,067

Amortization expense charged to operations was $5,478 and $5,012 for the six months ended June 30, 2008 and 2007, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—ACQUIRED PLANT VARIETY PROTECTIONS

The following is a summary of acquired seed patents, less amortization:

	June 30,	December 31,
	2008	2007
	(unaudited)

Acquired plant variety protections	$1,514,407	$1,422,826
less: Amortization	(1,009,604)	(877,409)
Accounts receivable, net	504,803	545,417

Amortization expense charged to operations was $73,570 and $67,314 for the six months ended June 30, 2008 and 2007, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—COMMON STOCK

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11—BANK LOANS

Bank loans consist of the following as of June 30, 2008:

		Loan		Annual
	Financial Institutions	Amount	Duration	Interest Rate	Collateral

*	Agricultural Bank of China	$596,641	04/21/04— 04/21/05	6.903%	Headquarter Building and land usage right
*	Agricultural Bank of China	582,089	11/26/04— 11/26/05	7.488%	Guaranteed by a real estate development company
*	Agricultural Bank of China	69,851	11/26/04— 11/26/05	7.488%	Guaranteed by a real estate development company
		$1,248,581

*	The Company defaulted on these bank loans, totally $1,248,581 , as of June 30, 2008. The Company also defaulted on bank loan interest payments of $353,147 as of June 30, 2008.

In 2004, the Company sold the usage right of a piece of land, which the Company used to secure its bank loans, to a real estate development company. The real estate company agreed to guarantee these bank loans.

Interest expense for these bank loans was $90,067 and $88,793 for the six months ended March 31, 2008 and 2007, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12—RECEIVABLE FROM SALE OF LAND USE RIGHT

In 2004, the Company sold land use rights to a real estate development company for $1,228,858. The real estate development company owes the Company $309,025 as of December 31, 2004. The parties agreed that the real estate development company would pay interest annually at 7.488% on $126,817 (RMB 1,000,000) of the $309,025 and the rest of the balance bears no interest.

The receivable from sale of land use right consists of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)

Balance bearing interest at 7.488%	$145,522	$136,722
Balance bearing no interest	201,955	189,743
	347,477	326,465

Note 13—COMMITMENTS AND CONTINGENCIES

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

Note 14—LITIGATION

On August 1, 2006 Greentree Financial Group, Inc. ("Greentree"), a former consultant to a subsidiary of the Company, filed a breach of contract complaint in the Superior Court in Mecklenberg County, North Carolina for non payment of contractual obligations for 2004 and 2005. The claim is for $49,000 in cash and $40,000 worth of stock as compensatory damages or $80,000 in liquidated damages. The Company failed to appear to the Court, and the Court rendered a judgment, which orders the Company to pay the plaintiff a sum of $201,500, with interest thereon at the rate of 8.000% per annum from the date of Entry of the judgment until paid; and for the costs of this action, in full, to be taxed by the Clerk. Subsequently, Greentree filed an involuntary bankruptcy petition in the U.S. Bankruptcy Court to collect on the default judgment.

On May 23, 2008, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with GreenTree. Pursuant to the Settlement Agreement, Greentree is entitled to receive 4,000,000 shares of the Company’s common stock from various stockholders of the Company and upon delivery of the common stock by such stockholders, Greentree agreed to file with the appropriate courts stipulation of dismissal with prejudice to dismiss the petition to collect on the default judgment and to remove the default judgment within five business days. On August 13, 2008, the Company delivered stock certificates representing 4,000,000 shares of the Company’s common stock to Greentree.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—CONTRACT SECURITY DEPOSIT

On March 18, 2008, the Company executed an acquisition agreement with Henan Zhongyi Seed and Nursery Co., Ltd.("Henan Zhongyi"), pursuant to which the Zhouyuan will acquire 51% equity ownership interest of Henan Zhongyi. Zhouyuan paid $80,036 (RMB 550,000) to security this contract. Zhouyuan is currently negotiating with the majority shareholders of Henan Zhongyi to finlize the acquisition terms. However, there is no guarantee the parties will be able close the due.

On April 11, 2008, the Company executed an acquisition agreement with Sichuan Huaxia Seed and Nursery Co., Ltd.("Sichuan Huaxia"), pursuant to which the Zhouyuan will acquire 51% equity ownership interest of Sichuan Huaxia. Zhouyuan paid $56,871 (RMB 390,800) to security this contract. Zhouyuan is currently negotiating with the majority shareholders of Sichuan Huaxia to finalize the acquisition terms. However, there is no guarantee the parties will be able close the due.

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

Results of Operations

Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007

Revenues. Revenues for the quarter ended June 30, 2008 were $541,636 compared to $270,413 for the quarter ended June 30, 2007, an increase of $271,223, or 100%. This increase was due to an increase in sales of our seeds with plant variety protections which has a higher profit margin.

Cost of sales. Cost of sales increased by 71% from $231,086 for the three months ended June 30, 2007 to $395,188 for the three months ended June 30, 2008. The increase in cost of sales resulted primarily from the increase in volume of seeds sold.

Operating Expenses. Operating expenses decreased by 47% from $398,562 for the three months ended June 30, 2007 to $209,463 for the three months ended June 30, 2008. The decrease in operating expenses was primarily because the Company incurred no judgment expense for the three months ended June 30, 2008.

Net Income. Net income increased by 73% from net loss of $367,958 for the three months ended June 30 to a net loss of $99,887 for the three months ended June 30, 2008, primarily as a result of a 100% increase in sales as described above.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income or net loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. For the first three months of 2008 we recorded $13,925 in unrealized gains on foreign currency translation.

Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007

Revenues. Revenues for the quarter ended June 30, 2008 were $809,691 compared to $459,349 for the quarter ended June 30, 2007, an increase of $350,342, or 76%. This increase was due to an increase in sales of our seeds with plant variety protections which has a higher profit margin.

Cost of sales. Cost of sales increased by 48% from $422,506 for the six months ended June 30, 2007 to $625,769 for the six months ended June 30, 2008. The increase in cost of sales resulted primarily from the increase in volume of seeds sold.

Operating Expenses. Operating expenses decreased by 13% from $494,244 for the six months ended June 30, 2007 to $430,534 for the six months ended June 30, 2008. The decrease in operating expenses was primarily because the Company incurred no judgment expense for the six months ended June 30, 2008.

Net Income. Net income increased by 110% from net loss of $442,459 for the six months ended June 30, 2007 to net income of $42,952 for the six months ended June 30, 2008, primarily as a result of a 76% increase in sales as described above and the government subsidy for one of our plant variety protection in the amount of $552,092.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income or net loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. For the first six months of 2008 we recorded $36,654 in unrealized gains on foreign currency translation.

 Liquidity and Capital Resources

As of June 30, 2008, total current assets were $562,803, total current liabilities were $2,843,276 and we had working capital deficit of $2,280,473. Cash at June 30, 2008 was $186,876.

As of June 30, 2008, we had only $186,876 in liquid assets, and only $27,926 in accounts receivable (net of allowance). At the same time we are in default on bank loans and interest payments totaling $1,248,581. Negotiations are ongoing with respect to a restructuring of the debt. At the same time, we cannot sustain operations for any significant period of time unless we obtain additional capital. Our efforts to attract capital are hindered, however, by our default to the Bank. The survival of our business, therefore, depends on our ability to develop a comprehensive debt relief and financing package. Unfortunately, because our operations have produced only a trickle of cash during the past two years, we can only achieve financing if we convince the investor that an investment in our company can be leveraged into a significant increase in revenues and cash flows.

In the event that we are unable to achieve a restructuring of our debt, it is likely that we will be required to sell our real property. This will have the effect of eliminating the revenue stream that we obtain by leasing a portion of the property, and will necessitate that we ourselves commence payment of lease fees. This would cause a further deterioration of our financial results.

Net cash provided by operating activities was $397,026 for the six months ended June 30, 2008 compared to a net loss of $92,158 for the six months ended June 30, 2007. The increase is primarily related to an increase in sales.

Net cash used in investing activities was $741 for the six months ended June 30, 2008 compared to $86,089 for the same period in 2007.

Net cash used by financing activities was $244,942 for the six months ended June 30, 2008 compared to $30,426 in net cash used in financing activities for the same period in 2007. The increase in net cash used is primarily due to payback of bank loans.

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

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report, being June 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

On August 1, 2006 Greentree Financial Group, Inc. ("Greentree"), a former consultant to a subsidiary of the Company, filed a breach of contract complaint in the Superior Court in Mecklenberg County, North Carolina for non payment of contractual obligations for 2004 and 2005. The claim is for $49,000 in cash and $40,000 worth of stock as compensatory damages or $80,000 in liquidated damages. The Company failed to appear to the Court, and the Court rendered a judgment, which orders the Company to pay the plaintiff a sum of $201,500, with interest thereon at the rate of 8.000% per annum from the date of Entry of the judgment until paid; and for the costs of this action, in full, to be taxed by the Clerk. Subsequently, Greentree filed an involuntary bankruptcy petition in the U.S. Bankruptcy Court to collect on the default judgment.

On May 23, 2008, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with GreenTree. Pursuant to the Settlement Agreement, Greentree is entitled to receive 4,000,000 shares of the Company’s common stock from various stockholders of the Company and upon delivery of the common stock by such stockholders, Greentree agreed to file with the appropriate courts stipulation of dismissal with prejudice to dismiss the petition to collect on the default judgment and to remove the default judgment within five business days. On August 13, 2008, the Company delivered stock certificates representing 4,000,000 shares of the Company’s common stock to Greentree.

Item 1A. Risk Factors

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.

Date: August 19, 2008	By:	/s/ Wang Zhigang
Wang Zhigang, Chief Executive Officer

	By:	/s/ Zhang Chunman
Zhang Chunman, Chief Financial Officer