Form 10KSB/A
period 2007-12-31
SHANDONG ZHOUYUAN SEED & NURSERY CO., LTD.
filed 2008-09-08
CIK 1121282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.1
to
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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY STATEMENT

This Amendment No. 1 to Form 10-KSB, which amends the Company’s Form 10-KSB for the period ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2008, is being filed to do the following:

(i)	Revise Item 8A. Controls and Procedure to provide disclosures required by Item 307 of Regulation SB.

(ii)	Revise note 1 to the Consolidated Financial Statements to reflect the business combination between Infolink and Zhouyuan as reorganization of entities under common control.

(iii)	File Exhibit 23.1 Consent of Auditors.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report, being December 31, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation ("Evaluation") was performed by our Chief Executive Officer and our Chief Financial Officer in consultation with our accounting personnel.

Based upon the Evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

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

ITEM 13. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation are incorporated herein by reference from Registrant’s Registration Statement on Form SB-2 filed with the SEC on December 21, 2000.
3.2	By-laws are incorporated herein by reference from Registrant’s Registration Statement on Form SB-2 filed with the SEC on December 21, 2000.
3.3	Articles of Amendment to Articles of Incorporation is incorporated herein by reference on Form 8-K filed with the SEC on January 5, 2007.
4.1	2007 Equity Incentive Plan is incorporated herein by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on June 8, 2007
10.1
Agreement on Joint Development of Zhouyuan Building Project with Jixi Xingcheng Real Estate Development Ltd. is incorporated herein by reference from Registrant’s Quarterly Report on Form 8-K filed with the SEC on July 19, 2007.

14.1	Code of Ethics
21.1	List of Subsidiaries is incorporated herein by reference from Registrant's Annual Report on Form 10-KSB filed on April 15, 2008.
23.1	Consent of Independent Certified Public Accountants*
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer*
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

The structure of the Company is illustrated as following:

Pingchuan Pharmaceutical, Inc.
"Pingchuan" or “the Company”
Incorapted in North Carolina
on July 20, 1996
Acquired 100% equity interest on January 1, 2007
Infolink Pacific Limited
"Infolinnk"
Incorapted in British Virgin Islands (“BVI”)
on September 28, 2006
Acquired 60% beneficial interest on October 18, 2006
Shandong Zhouyuan Seed and Nursery Co., Ltd.
“Zhouyuan”
Incorapted in PRC
on October 26, 2001
Acquired 80% equity interest on October 24, 2004
Laizhou Tianzhe Seed Research & Development Co., Ltd.
“Tianzhe”
Incorapted in PRC
on October 24, 2004

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

Through the agreements described in the preceding paragraph Infolink is deemed a 60% beneficiary resulting in Zhouyuan being deemed a subsidiary of Infolink under the requirements of Financial Interpretation 46 (Revised) "Consolidation of Variable Interest Entities" issued by the Financial Accounting Standards Board ("FASB"). Because the majority shareholders of Infolink and Zhouyuan were substantially the same, the business combination of Infolink and Zhouyuan was accounted for on a basis similar to reorganization between entities under common control. Accordingly, Infolink consolidated Zhouyuan's historical financial date prior to acquiring 60% beneficial interest in Zhouyuan.

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
Wang Zhigang, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on September 8, 2007 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wang Zhigang
Wang Zhigang, Director, Chief Executive Officer

/s/ Zhang Chunman
Zhang Chunman, Director, Chief Financial Officer

/s/ Wang Zhicheng
Wang Zhicheng, Director

Daoqi Jiang, Director

/s/ Chi Ming Chen
Chi Ming Chen, Director