Form 10KSB/A
period 2007-12-31
SHANDONG ZHOUYUAN SEED & NURSERY CO., LTD.
filed 2008-10-22
CIK 1121282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.2
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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY STATEMENT

This Amendment No. 2 to Form 10-KSB, which amends the Company’s Form 10-KSB for the period ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on September 8, 2008, is being filed to do the following:

(i)	Revise Item 8A. Controls and Procedure.

(ii)	Revise note 1 to the Consolidated Financial Statements to reflect the business combination between Infolink and Zhouyuan as reorganization of entities under common control.

(iii)	File Exhibit 23.1 Consent of Auditors.

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

Based upon the Evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were ineffective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management has taken steps to ensure that future filings contain all items required by the Exchange Act.

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

In addition, under U.S. accounting rules, as a result of the obligations of the parties under the Trust and Indemnity Agreements described above, Infolink is deemed to be a 60% beneficiary of the PRC Subsidiary and is considered to be under “Common Control” since the majority shareholders of both companies are substantially the same. This results in the financial results of the PRC Subsidiary being   combined  with the financial results of the Company under FAS 141 (Revised) “Business Combinations" issued by the Financial Accounting Standards Board ("FASB") . The results of operations for 2006 are reported as if the combination took place on January 1, 2006. There was no adjustment to the value of the Zhouyuan net assets combined.

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
Wang Zhigang, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on October 21, 2007 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wang Zhigang
Wang Zhigang, Director, Chief Executive Officer

/s/ Zhang Chunman
Zhang Chunman, Director, Chief Financial Officer

/s/ Wang Zhicheng
Wang Zhicheng, Director

Daoqi Jiang, Director

/s/ Chi Ming Chen
Chi Ming Chen, Director