Form 10-Q
period 2008-09-30
SHANDONG ZHOUYUAN SEED & NURSERY CO., LTD.
filed 2008-11-19
CIK 1121282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of common stock outstanding as of November 12, 2008: 70,001,200

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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$189,258	$11,345
Accounts receivable, net (Note 5)	32,171	18,380
Inventory (Note 6)	172,541	183,600
Other receivable	15,813	17,144

Contract security deposit (Note 15)	137,241	-
Advance to suppliers	32,603	113,063
Total Current Assets	579,627	343,532

Property, Plant, and Equipment, net (Note 7)	1,863,149	1,827,528

Other Assets
Land use right, net (Note 8)	473,857	452,067
Acquired plant variety protections, net (Note 9)	468,079	545,417
Receivable from sale of land use right	348,324	326,465
Total Other Assets	1,290,260	1,323,949

Total Assets	$3,733,036	$3,495,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 11)	$1,251,623	$1,449,255
Short-term loans	20,452	37,238
Accounts payable and accrued expenses	366,483	522,151
Pension and employee benefit payable	250,676	252,137
Taxes payable	133,099	124,748
Interest payable	400,771	315,579
Deferred revenue	37,135	49,729
Court judgment payable (Note 14)	220,310	208,217
Due to employees	48,669	34,526
Due to an officer	117,848	-
Customer security deposit	93,037	89,591
Total Current Liabilities	2,940,103	3,083,171

Minority Interest	416,695	248,020

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding as of September 30, 2008 and December 31, 2007	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 70,001,635 shares issued and outstanding as of September 30, 2008 and December 31, 2007	70,002	70,002
Additional paid-in capital	3,144,237	3,144,237
Accumulated deficiency	(2,795,880)	(2,636,401)
Deferred compensation	(154,000)	(497,000)
Accumulated other comprehensive income	111,879	82,980
Stockholders' Equity	376,238	163,818

Total Liabilities and Stockholders' Equity	$3,733,036	$3,495,009

See Notes to Consolidated Financial Statements

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sale of seeds	$91,712	$152,215	$901,403	$611,564
Total revenue	91,712	152,215	901,403	611,564

Cost of good sold
Cost of seeds sold	56,633	101,957	608,832	457,149
Amortization of plant variety protections	37,948	34,370	111,518	101,684
Total cost of sales	94,581	136,327	720,350	558,833

Gross Profit	(2,869)	15,888	181,053	52,731

Governmental subsidy for one plant variety protection	-	-	552,092	-

Operating Expenses
Selling expenses	7,664	4,462	22,365	16,670
Payroll	15,551	15,622	47,110	56,960

Pension and employee benefit	(11,634)	8,197	4,772	24,469
Depreciation expenses	28,828	26,663	86,409	78,055

Amortization of land use rights	2,825	2,559	8,303	7,571
Office expenses	36,171	4,595	73,980	14,518
Consultant fees	114,333	114,334	343,000	228,667
Travel and entertainment	5,108	5,221	23,859	18,815
Judgment expense	4,031	2,687	12,093	204,187

Other general and administrative	939	13,271	20,521	41,943
Total Operating Expenses	203,816	197,611	642,412	691,855

(Loss) from Operations	(206,685)	(181,723)	90,733	(639,124)

Other Income (Expenses)
Interest income	4,188	2,579	13,258	14,690
Interest expenses	(47,457)	(47,684)	(138,280)	(136,477)
Other income (expenses)	3,659	24,338	9,151	18,442
Total other income (expenses)	(39,610)	(20,767)	(115,871)	(103,345)

(Loss) before provision for Income Tax	(246,295)	(202,490)	(25,138)	(742,469)

Provision for Income Tax	-	-	-	-

(Loss) before Minority Interest	(246,295)	(202,490)	(25,138)	(742,469)

Minority Interest	43,864	34,680	(134,341)	132,200

Net (loss)	(202,431)	(167,810)	(159,479)	(610,269)

Other Comprehensive Income (Loss) Effects of Foreign Currency Conversion	(7,755)	7,295	28,899	20,200

Comprehensive Income (Loss)	$(210,186)	$(160,515)	$(130,580)	$(590,069)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	70,001,635	66,999,401	70,001,635	66,999,401

See Notes to Consolidated Financial Statements.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2008	2007
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(159,479)	$(610,269)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Minority interest	134,341	(132,200)
Depreciation	86,409	78,055
Amortization of land use rights and plant variety protections	119,821	109,255
Amortization of costs of common stocks issued for consultant service	343,000	228,667
Increase in court judgment payable	12,093	204,187
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(12,250)	(1,151)
(Increase)/Decrease in inventory	22,227	73,063
(Increase)/Decrease in other receivable	2,365	(3,118)
(Increase)/Decrease in advance to suppliers	85,246	(5,383)
(Increase)/Decrease in contract security deposit	(133,344)	-
(Increase)/Decrease in judgment receivable	-	29,486
Increase/(Decrease) in accounts payable and accrued expenses	(183,901)	61,414
Increase/(Decrease) in pension and employee benefit payable	(17,187)	17,949
Increase/(Decrease) in taxes payable	313	4,400
Increase/(Decrease) in interest payable	63,038	124,004
Increase/(Decrease) in deferred revenue	(15,346)	(17,631)
Increase/(Decrease) in customer security deposit	(2,256)	944
Net cash provided (used) by operating activities	345,090	161,672

Investing Activities

Purchase of fixed assets	(741)	(86,089)
Net cash (used) by investing activities	(741)	(86,089)

Financing Activities

Payback of bank loans	(282,652)	(92,219)
Short-term loans	(18,638)	-
Loans from an officer	114,502	-
Loans from employees	11,582	-
Payback of loans from employees	-	(2,805)
Net cash provided (used) by financing activities	(175,206)	(95,024)

Increase (decrease) in cash	169,143	(19,441)
Effects of exchange rates on cash	8,770	23,819
Cash at beginning of period	11,345	2,600
Cash at end of period	$189,258	$6,978

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$(76,929)	$(18,111)
Income taxes	$-	$-

See Notes to Consolidated Financial Statements.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 UNAUDITED

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

Through the agreements described in the preceding paragraph, Infolink is deemed a 60% beneficiary and Zhouyuan is considered to be a variable interest entity (“VIE”) under the provisions of Financial Interpretation 46 (Revised) (“FIN 46 (R)”) “Consolidation of Variable Interest Entities” issued by the Financial Accounting Standards Board (“FASB”). Under FIN 46 (R), companies are required to consolidate VIEs for which they are the primary beneficiary.

Zhouyuan was incorporated in Laizhou City, Shandong Province, PRC on October 26, 2001. Zhouyuan engages in the business of development, production and distribution of hybrid crop seeds in PRC.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 UNAUDITED

Note 2- ORGANIZATION AND OPERATIONS (continued)

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

The merger of Pingchuan with Infolink results in a capital transaction accounted for as a reverse merger. The transaction was treated for accounting purposes as a recapitalization of the accounting acquirer (Infolink) and a reorganization of the accounting acquiree (Pingchuan). Accordingly, the historical financial statements presented prior to the merger are the historical financial statements of Infolink, which includes Infolink's variable interest entity, Zhouyuan.

On April 2, 2007, the Company changed its name to Shandong Zhouyuan Seed and Nursery Co., Ltd.

Pingchuan, Infolink, Zhouyuan, and Tianzhe are hereafter referred to as the Company.

Note 3- GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $2,795,880 and working capital deficit of $2,360,476 at September 30, 2008. Additionally, the Company was in default on bank loans and interest payments, totaling $1,652,394, as of September 30, 2008. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 UNAUDITED

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity and amounted to $111,879 as of September 30, 2008, as compared to $82,980 as of December 31, 2007. The balance sheet amounts with the exception of equity at September 30, 2008 were translated at 6.85 RMB to $1.00 USD as compared to 7.31 RMB at December 31, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended September 30, 2008 and 2007 were 7.00 RMB and 7.68 RMB, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 UNAUDITED

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 UNAUDITED

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 UNAUDITED

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

Due to An Officer
Due to an officer are temporally short-term loans from Mr. Zhigang Wang, CEO of the Company, to finance the Company’s operation. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from these activities are classified as cash flows from financing activates.

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

Research and Development Costs
Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The Research and development cost was immaterial for the Company for the nine months ended September 30, 2008 and 2007, respectively, and was included into general and administration expenses.

Advertising Costs
Advertising costs are expensed as incurred and included as part of selling and marketing expenses. Advertising expenses were $5,535 and $1,625 for the nine months ended September 30, 2008 and 2007, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 UNAUDITED

Note 4- SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In September 2008, the Company received a notice from local government agency regarding its pension liability. Based on the balance on the notice, the Company adjusted its pension expenses payable and pension expenses for the nine months ended September 31, 2008. The total provisions for employee benefits and pension were $4,772 and $24,496 for the nine months ended September 30, 2008 and 2007, respectively.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 UNAUDITED

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share
The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for the nine months ended September 30, 2008 and 2007, respectively.

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
SEPTEMBER 30, 2008 UNAUDITED

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

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
SEPTEMBER 30, 2008 UNAUDITED

Note 4-SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”). Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009. SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination. SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions. Other areas related to business combinations that will require changes from current GAAP include: contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others. SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders. The Management does not expect that the adoption of SFAS No. 141 (revised 2007) and SFAS No. 160 would have a material effect on the Company’s financial position and results of operations.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 UNAUDITED

Note 5- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)

Accounts receivable	$259,045	$278,713
less: Allowance for bad debt	(226,874)	(260,333)
Accounts receivable, net	$32,171	$18,380

We use indirect method to write off accounts receivable. The bad debt expenses was $0 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

Note 6-INVENTORIES

Inventories consist of following:

	September 30,	December 31,
	2008	2007
	(unaudited)

Finished goods	$112,058	$121,923
Supply and packing materials	60,483	61,677
	$172,541	$183,600

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 UNAUDITED

Note 7-PROPERTY AND EQUIPMENT

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	September 30,	December 31,
	2008	2007
	(unaudited)

Property and plant	$2,079,481	$1,948,984
Machines and equipment	202,772	189,391
Office equipment	19,766	17,801
Motor vehicles	104,797	98,222
Total	2,406,816	2,254,398

Less: Accumulated depreciation	(543,667)	(426,870)

Total	$1,863,149	$1,827,528

Depreciation expense charged to operations was $86,409 and $78,055 for the nine months ended September 30, 2008 and 2007, respectively.

Note 8- LAND USE RIGHT

The following is a summary of land use right, less amortization:

	September 30,	December 31,
	2008	2007
	(unaudited)

Land use right	$527,349	$494,255
less: Amortization	(53,492)	(42,188)
Accounts receivable, net	$473,857	$452,067

Amortization expense charged to operations was $8,303 and $7,571 for the nine months ended September 30, 2008 and 2007, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 UNAUDITED

Note 9-ACQUIRED PLANT VARIETY PROTECTIONS

The following is a summary of acquired seed patents, less amortization:

	September 30,	December 31,
	2008	2007
	(unaudited)

Acquired plant variety protections	$1,518,095	$1,422,826
less: Amortization	(1,050,016)	(877,409)
Accounts receivable, net	$468,079	$545,417

Amortization expense charged to operations was $111,518 and $101,684 for the nine months ended September 30, 2008 and 2007, respectively.

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

On April 5,2007, the Company engaged a consultant for an eighteen-month period ended October 4, 2008. The terms of the agreement are for the consultant to receive 800,000 shares of common stock valued at $0.28 per share, totaling $224,000, which will be amortized over the beneficial period. The consultant assists the Company in establish two distribution centers in the Center Region, PRC.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 UNAUDITED

Note 11-BANK LOANS

Bank loans consist of the following as of September 30, 2008:

		Loan		Annual
	Financial Institutions	Amount	Duration	Interest Rate	Collateral
*	Agricultural Bank of China	$598,095	04/21/04—04/21/05	6.903%	Headquarter Building and land usage right
*	Agricultural Bank of China	583,507	11/26/04—11/26/05	7.488%	Guaranteed by a real estate development company
*	Agricultural Bank of China	70,021	11/26/04—11/26/05	7.488%	Guaranteed by a real estate development company
		$1,251,623

*	The Company defaulted on these bank loans, totally $1,251,623 , as of September 30, 2008. The Company also defaulted on bank loan interest payments of $400,771 as of September 30, 2008.

In 2004, the Company sold the usage right of a piece of land, which the Company used to secure its bank loans, to a real estate development company. The real estate company agreed to guarantee these bank loans.

Interest expense for these bank loans was $136,820 and $134,468 for the nine months ended September, 2008 and 2007, respectively.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 UNAUDITED

Note 12-RECEIVABLE FROM SALE OF LAND USE RIGHT

In 2004, the Company sold land use rights to a real estate development company for $1,228,858. The real estate development company owes the Company $309,025 as of December 31, 2004. The parties agreed that the real estate development company would pay interest annually at 7.488% on $126,817 (RMB 1,000,000) of the $309,025 and the rest of the balance bears no interest. As the currency exchange rate changes, the balance shown on the balance sheet changes as indicated in the following:

The receivable from sale of land use right consists of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)

Balance bearing interest at 7.488%	$145,877	$136,722
Balance bearing no interest	202,447	189,743
	$348,324	$326,465

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 UNAUDITED

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

Results of Operations

Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007

Revenues. Revenues for the quarter ended September 30, 2008 were $91,712 compared to $152,215 for the quarter ended September 30, 2007, a decrease of $60,503, or 40%. This decrease was due to the slow down in the economy which caused a decrease in sales.

Cost of sales. Cost of sales decreased by 31% from $136,327 for the three months ended September 30, 2007 to $94,581 for the three months ended September 30, 2008. The decrease in cost of sales resulted primarily from the decrease in sales.

Operating Expenses. Operating expenses increased by 3% from $197,611 for the three months ended September 30, 2007 to $203,816 for the three months ended September 30, 2008. The increase in operating expenses was primarily because of an increase in office expenses and judgment expenses relating the settlement with Greentree Financial Group, Inc. In addition, the Company incurred expenses associated with developing new seed varieties.

Net Income (Loss). Net loss increased by 21% from $167,810 for the three months ended September 30 to $202,431 for the three months ended September 30, 2008, primarily as a result of a decrease in sales during this period.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income or net loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. For the three months ended September 30, 2008 we recorded $7,755 in unrealized loss on foreign currency translation.

Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007

Revenues. Revenues for the nine months ended September 30, 2008 were $901,403 compared to $611,564 for the nine months ended September 30, 2007, an increase of $289,839, or 47%. This increase was due to an increase in sales of our seeds with plant variety protections which has a higher profit margin during the first two quarters of 2008.

Cost of sales. Cost of sales increased by 29% from $558,833 for the nine months ended September 30, 2007 to $720,350 for the nine months ended September 30, 2008. The increase in cost of sales resulted primarily from the increase in volume of seeds sold during the first two quarters of 2008.

Operating Expenses. Operating expenses decreased by 7% from $691,855 for the nine months ended September 30, 2007 to $642,412 for the nine months ended September 30, 2008. The decrease in operating expenses was primarily because the Company incurred no judgment expense for the first six months of 2008.

Net Income (Loss). Net loss decreased by 74% from net loss of $610,269 for the nine months ended September 30, 2007 to net loss of $159,479 for the nine months ended September 30, 2008, primarily as a result of an increase in sales as described above and the government subsidy for one of our plant variety protection during the first six months on 2008.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income or net loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. For the first nine months of 2008 we recorded $28,899 in unrealized gains on foreign currency translation.

Liquidity and Capital Resources

As of September 30, 2008, total current assets were $579,627, total current liabilities were $2,940,103 and we had working capital deficit of $2,360,476. Cash at September 30, 2008 was $189,258.

As of September 30, 2008, we had only $189,258 in liquid assets, and only $32,171 in accounts receivable (net of allowance). At the same time we are in default on bank loans and interest payments totaling $1,521,623. Negotiations are ongoing with respect to a restructuring of the debt. At the same time, we cannot sustain operations for any significant period of time unless we obtain additional capital. Our efforts to attract capital are hindered, however, by our default to the Bank. The survival of our business, therefore, depends on our ability to develop a comprehensive debt relief and financing package. Unfortunately, because our operations have produced only a trickle of cash during the past two years, we can only achieve financing if we convince the investor that an investment in our company can be leveraged into a significant increase in revenues and cash flows.

In the event that we are unable to achieve a restructuring of our debt, it is likely that we will be required to sell our real property. This will have the effect of eliminating the revenue stream that we obtain by leasing a portion of the property, and will necessitate that we ourselves commence payment of lease fees. This would cause a further deterioration of our financial results.

Net cash provided by operating activities was $345,090 for the nine months ended September 30, 2008 compared to $161,672 for the nine months ended September 30, 2007. The increase is primarily related to an increase in sales during the first six months of 2008.

Net cash used in investing activities was $741 for the nine months ended September 30, 2008 compared to $86,089 for the same period in 2007.

Net cash used by financing activities was $175,206 for the nine months ended September 30, 2008 compared to $95,024 in net cash used in financing activities for the same period in 2007. The increase in net cash used is primarily due to payback of bank loans.

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

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report, being September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.

Date: November 19, 2008	By:	/s/ Wang Zhigang
Wang Zhigang, Chief Executive Officer

	By:	/s/ Zhang Chunman
Zhang Chunman, Chief Financial Officer