Form 10-K
period 2008-12-31
SHANDONG ZHOUYUAN SEED & NURSERY CO., LTD.
filed 2009-05-06
CIK 1121282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: December 31, 2008.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities

Exchange Ac of 1934

For the transition period from         to

Commission File Number:   333-137437

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.

(Exact name of Small Business Issuer as specified in its charter)

            Delaware                                                 58-2258912

--------------------------------                    ----------------------------------

(State or other jurisdiction of                         (IRS Employer Identification No.)

incorporation or organization)

1688 ChengGangZhongLu, Laizhou, Shandong Province, China                        N/A

(Address of principal executive offices)                             (Postal or Zip Code)

Issuer's telephone number, including area code:  : (86) 535-2257888

Copies to:

Andrew Chien

SEC Filing Agency

665 Ellsworth Avenue

New Haven, CT 06511

(203) 844-0809

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

   Common Stock, par value $.001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer"," accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ](Do not                   all reporting company [x]

check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            Yes [ ]             No[x]

The issuer's revenues for the its most recent fiscal year: $ 3,108,918

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008 was approximately $3,341,167. The per share stock price for computational purposes was $0.05, based on the closing sale price per share for the registrant's common stock as reported on the OTC Bulletin Board on such date.  This value is not intended to be a representation as to the value or worth of the registrant's common stock.  The number of non-affiliates of the registrant has been calculated by subtracting the number of shares held by persons affiliated with the registrant from the number of outstanding shares.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, held by non-affiliates as of May 5, 2008 was $ 1,336,467.

As of May 5, 2008 the number of shares outstanding of the Registrant’s common stock was 84,001,200 shares, $.001 par value.

Transitional Small Business Disclosure Format: Yes o No x

Documents Incorporated By Reference: See Part VI Item 15.

                     TABLE OF CONTENTS

              TO ANNUAL REPORT ON FORM 10-K

             FOR YEAR ENDED DECEMBER 31, 2008

                           Pages

PART I

Item 1. Description of Business  --------------------------------  4

Item 1A. Risk Factors -------------------------------------------  9

Item 1B. Unresolved Staff Comments ------------------------------ 12

Item 2. Description of Property  -------------------------------- 12

Item 3. Legal Proceedings    ------------------------------------ 12

Item 4. Submission of Matters to a Vote of Security Holders ----- 13

PART II

Item 5. Market for Registrant’s Common Equity and

        related Stockholder Matters   --------------------------- 13

Item 6. Selected Financial Data --------------------------------- 13

Item 7. Management’s Discussion and Analysis or Plan

        of Operation                 ---------------------------- 14

Item 7A. Quantitative and Qualitative Disclosures About

        Market Risk             ----------------------------------15

Item 8. Financial Statements         ---------------------------- 15

Item 9. Changes in and Disagreements with Accountants on

        Accounting and Financial Disclosures  ------------------- 43

Item 9A. Controls and Procedures    ----------------------------- 43

PART III

Item 10. Directors, Executive Officers of the Registrant -------- 44

Item 11. Executive Compensation  -------------------------------- 46

Item 12. Security Ownership of Certain Beneficial

         Ownership Management  ---------------------------------- 47

Item 13. Certain Relationships and Related Transactions  -------- 47

Item 14. Principal Accountant Fees and Services ----------------- 48

Part IV

Item 15. Exhibits  ---------------------------------------------- 48

Signatures ------------------------------------------------------ 49

FORWARD-LOOKING STATEMENTS

T his document contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this document, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends", "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this document. The cautionary statements should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company.  Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

The statements made in this document should be read as being applicable to all forward-looking statements wherever they appear in this document, and any documents incorporated by reference herein

We do not undertake any obligation to update any forward-looking statements contained in this document to reflect new events or circumstances, unless and to the extent required by applicable law.

PART I

Item 1: Description of Business:

Shandong Zhouyuan Seed and Nursery Co., Ltd. (“Zhouyuan”) is a holding company, through its consolidated subsidiary, Shandong Zhouyuan Seed and Nursery Co., Ltd., a company formed under the laws of the People’s Republic of China, to engage in the business of developing, distributing and selling agricultural seeds in China. The Company’s executive offices are located at 1688 ChengGangZhongLu, Laizhou, Shandong Province, Peoples Republic of China. The Company's website address is

            http://www.zhouyuanseed.com/ch/index.asp

Company Organization and History

The Company was originally incorporated in the State of North Carolina on July 20, 1996 under the name “Great Land Development Co.” In 2000 Great Land Development Co. changed its name to “Xenicent, Inc.” In 2004 Xenicent, Inc. changed its name to “Pingchuan Pharmaceutical, Inc.” In 2007 Pingchuan changed its name to “Shandong Zhouyuan Seed and Nursery Company, Ltd.” As Great Land Development Co. the Company was in the business of real estate consulting and purchasing and reselling vacant tracts of land, primarily in the North Carolina area. In 2002, the Company acquired a majority interest in Giantek Technology Corporation ("Giantek"), a Taiwanese corporation that manufactured and distributed Light Emitting Diode (LED) display systems. In 2003, the Company terminated its relationship with Giantek and agreed to transfer all of the Company’s interest in Giantek back to its former controlling shareholders. Thereafter the Company existed as a “shell company,” but not a “blank check” company, under regulations promulgated by the SEC and had no business operations and only nominal assets until 2004 when the Company entered into a plan of exchange with Heilongjiang Pingchuan Medical Equipment Inc, a corporation organized and validly existing under the laws of the People’s Republic of China. The plan of exchange was consummated on August 11, 2004 and the Company changed its name to “Pingchuan Pharmaceutical, Inc.” Pingchuan was engaged in the business of providing integrated operational management services for a related medical company, Harbin Pingchuan Medical Equipment Inc, a corporation validly organized and existing under the laws of the People’s Republic of China (“Gu Fen”). In February 2007, the Company consummated the merger of Infolink Pacific Limited into a wholly-owned subsidiary of the Company (the “Merger”) and changed its state of incorporation from North Carolina to Delaware. See “The Merger” below. In connection with the Merger, the Company changed its name from “Pingchuan Pharmaceutical, Inc.” to “Shandong Zhouyuan Seed and Nursery Company, Ltd.”  Unless the context otherwise requires, the term “Company” as used herein collectively refers to Shandong Zhouyuan and its wholly-owned subsidiaries and consolidated entities, including Infolink Pacific Limited and Shandong Zhouyuan Seed and Nursery Co., Ltd., a PRC company.

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

Subsequently the Parent Corporation terminated the pharmaceutical consulting business that had been carried by its subsidiary, Heilongjiang Pingchuan Medical Equipment Inc. On April 2, 2007, the Parent Corporation changed its name to “Shandong Zhouyuan Seed and Nursery Co., Ltd.”

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

Products

Zhouyuan currently has approval from several provincial governments to market a wide variety of seeds. Its primary product is corn seed, including both corn intended for forage and corn with a high starch content for use in industrial food production. In addition, Zhouyuan currently markets varieties of wheat seeds and cabbage seeds.

Among Zhouyuan’s most popular seeds are:

•

Corn - Huiyaun 20. This product was examined, and approved for sale by Anhui Province, Henan Province and Chongqing Municipality. The revenue of this product increased sharply in 2008.

•

Corn - New Yeden 4. This product was approved for sale by Henan Province, and performed very well, and sale increased greatly in 2008.

•

Corn - White Prince. This seed will produce white, fresh taste corn. This product has high yield, and wide adaptability. This product approved for sale in Shandong Province, Guangxi Province and Hunan Province. In 2008, the seeds were short of supply. Zhouyuan is able to sell these seeds for almost three times the market price of standard corn seeds.

•

Wheat - Zhouyuan 9369. This seed will produce the excellent winter wheat with strong gluten and high yield. In 2008, this product approved for sale in Shandong Province, short of supply.

The professional seed production team with highly experienced experts, organizes the seed production of Zhouyan. It established the seed production base in rural area. In 2008, the seed production area expanded to 2000 acres of land. Zhouyuan, with the growers of the seed production bases, has been a solid long-term relation of cooperation. Zhouyuan determines its production requirements based on its market condition, and contracts the growers to produce enough seeds to meet the market demand on a seasonal basis. Zhouyuan provides the original species (or seed parent) to seed growers. Zhouyuan inspects, purchases, processes, and packages the seeds from the growers, and then makes the distribution of wholesale. Patents, specifically six patents on its corn hybrids, one on its wheat hybrid and one on its cabbage hybrid protect Zhouyuan's proprietary rights to its seeds. Zhouyuan also owns seven registered trademarks.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and information provided in this annual report and other filings. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected.

Risks Relating To Our Business

We have limited operating history and our operating results are unpredictable.

We have only several years' operation, and only commenced our business at the end of 2002. We had experienced a loss in past including fiscal year of 2007. There are many factors to affect our operation results such as weather and to develop and offer innovative products, to expand and retain the customer base, and to raise capital, to maintain effective control of our costs and expenses, and to control other business relative risks as detailed in the followings. If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We will incur increased costs as a result of being a public company.

Conducting our business as a public company has caused us to incur significant accounting and other expenses that we did not have as a private company. In addition, the Sarbanes-Oxley Act, as well as certain rules implemented by the SEC, requires changes in corporate governance practices of public companies. These new rules and regulations will increase our legal, accounting and financial compliance costs and will require additional staff time.

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

We have limited business insurance coverage.

In China, insurance companies offer limited business insurance products. Zhouyuan do es not have business liability insurance to protect Zhouyuan 's operation. Zhouyuan may not have sufficient capital to cover material damage or loss of Zhouyuan 's facilities due to fire, severe weather, flood, earthquake or social violence or other causes. Such damage or loss would have a material adverse effect on our business and financial condition, and the price of our common stock.

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

RISKS OF DOING BUSINESS IN CHINA

Zhouyuan operates from facilities that are located in China.  Accordingly, its operations must conform to governmental regulations and rules of the PRC.

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

Downturn in the global economy may slow domestic growth in China, which in turn may affect our business.

Due to the global downturn in the financial markets, China may not be able to maintain its recent growth rates mainly due to the lack of demand of exports to countries that are in recessions. Although we do not presently export any of our products, our earnings may become unstable if China’s domestic growth slows significantly and the demand for grains and other food declines.

Adverse changes in economic and political policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC legal system has inherent uncertainties that could limit the legal protections available to Zhouyuan and the Company.

The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Although, in past twenty years, some laws and regulations are issued for the protections provided to foreign invested enterprises in China, these laws, and regulations are relatively recent and evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors.

You may personally see difficulties in effecting service of legal process, enforcing foreign judgments or getting original actions in China based on United States or other foreign laws against us.

We only have contractual arrangements of operation in China. All of our senior officers are residents of China. Our PRC counsel has advised us that China does not have current treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As an impact, it may not be possible to affect service of process within the United States or elsewhere outside China upon our senior executive officers, including with feature to particular issues arising under U.S. federal securities laws or applicable state securities laws.

Any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Risks Related to Our Securities

We must comply with penny stock regulations, which could effect the liquidity and price of our stock.

Our common stock was traded in the OTCBB as a “penny stock”, which generally is the equity security with a price of less than $5.00. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." These rules may have the effect of reducing the level of trading activity in the secondary market for our stock. The investors may find it more difficult to sell the shares.

We do not anticipate paying any cash dividends in the foreseeable future.

We do not plan to pay any cash dividends in the foreseeable future. Any return on your investment would derive from an increase in the price of our stock, which may or may not occur.

Item 1B. Unresolved Staff Comments

On December 15, 2008, we received SEC staff comments regarding the internal control and other issues disclosed in our Form 10-KSB for fiscal year ended on December 31, 2007. We believed that we properly addressed these concerns in this report. We will actively cooperate with SEC staff to make sure our reports compliance with all rules and regulations

Item 2. Description of Property:

The executive offices of Zhouyuan are located at 1688 ChengGangZhongLu in Laizhou in the Province of Shandong. Zhouyuan owns the building in which its offices are located, although it currently leases the first and second floor. This arrangement assures Zhouyuan of adequate space if its growth necessitates expansion of its offices.

The production facilities are located in a factory owned by Zhouyuan at 1688 Chenggang Zhong Road in Laizhou. We will need additional capital equipment as we grow, however. But we believe the factory space will support our expansion for the foreseeable future.

Item 3. Legal Proceedings:

On August 1, 2006 Greentree Financial Group, Inc. ("Greentree"), a former consultant to a subsidiary of the former entity of the Company, filed a breach of contract complaint in the Superior Court in Mecklenberg County, North Carolina for non payment of contractual obligations for 2004 and 2005. The claim is for $49,000 in cash and $40,000 worth of stock as compensatory damages or $80,000 in liquidated damages. The former entity of the Company failed to appear to the Court, and the Court rendered a judgment, which orders the Company to pay the plaintiff a sum of $201,500, with interest thereon at the rate of 8.000% per annum from the date of Entry of the Judgment until paid; and for the costs of this action, in full, to be taxed by the Clerk. The former entity of the Company was in settlement discussions with GreenTree financial Group. And they had a resolution in 2008. Some shareholders of the Company paid Greentree 4 millions of shares of common stock to get the settlement.

Item 4. Submission of Matters to a Vote of Security Holders:

In the fiscal year ended December 31, 2008, no any matter was submitted to the Company's shareholders for a vote.

PART II

Item 5. Market for Registrant’s Common Equity and related Stockholder Matters.

a. Market Information.

Our common stock, par value $0.001, is listed on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "SZSN". The following table sets forth, for the periods indicated, the reported high and low trading prices for our common stock as reported on the OTCBB.

                           Common Stock Price ($)

           Quarter Ended                      High      Low

          December 31,  2008                  0.024    0.009

          September 30, 2008                  0.05     0.011

          December 31,  2008                  0.07     0.04

          March 31,     2008                  0.09     0.045

          December 31,  2007                  0.20     0.04

          September 30, 2007                  0.49     0.06

          December 31,  2007                  0.30     0.2

          March 31,     2007                  0.108    0.04

b. Shareholders.

Our shareholders list contains the names of 1,912 registered stockholders of record of the Company’s Common Stock.

c. Dividends.

We have not declared any dividends yet.

Item 6. Selected Financial Data

                        Financial Highlights

 _____________________________________________________________________

Fiscal Year Ended December 31,            2008         2007

          Revenue                   $ 3,108,918      702,602

 Income (Loss) from Operation           998,678       51,660

      Net Income (Loss)                 508,162     (661,460)

    Cash & Cash Equivalents             514,139        1,020

        Liabilities                           0       11,345

    Shareholder Equities              1,296,237      163,818

_________________________________________________________________________

Item 7. Management’s Discussion and Analysis or Plan of Operation:

The revenue of 2008 increased to $3,108,918 from $702,602 of the same period in 2007, with an increase of $2,406,316. The 342% revenue increases are due to that our product gradually accepted by the market. Our one corn seed - Huiyaun 20, approved for sale by Anhui Province, Henan Province and Chongqing Municipality, and another corn seed- New Yeden 4, approved for sale by Henan Province, and third corn seed - White Prince, approved for sale in Shandong Province, Guangxi Province and Hunan Province, and the winter wheat seed - Zhouyuan 9369, approved for sale in Shandong Province. Both corn seed - White Prince, and the winter wheat seed - Zhouyuan 9369 were in short supply in 2008.

In 2008, we sold seeds of 3.85 million kilograms compared with 1.12 million kilograms in 2007. Among the sold seeds, the patented seeds occupied the 80.66% compared only 26.7% in 2007.

The net income of 2008 was $508,162 compared a loss of $(661,460) in the same period of 2007, the profits are due to high revenue growth and high profits margin of some of our products, for example, corn seeds - White Prince can be able to sell at almost three times the market price of standard corn seeds.

Our total cost of sale for the fiscal year 2008 was $2,110,239, compared to $650,942 for the same period in 2007, an increase of $1,459,297 or 224%. This increase in cost of sale was mainly attributable to revenue growth, and to an increase in volume of seeds we purchased from our growers in anticipation for a higher demand for our seeds. From seed grower in 2008, we purchased seeds of 3.77 million kilograms compared with 1.01 million kilograms in 2007.

Our total operating expenses increased to $1,057,862 for the fiscal year 2008 as compared to $713,120 for the same period in 2007, an increase of $344,742 or 48%. The major increases were due to professional fees of $115,139, R&D of $18,416 and Bad Debt of $149,098.

Liquidity and Capital Resources

On December 31, 2008, the company had cash and cash equivalent of $514,139 compared with $11,345 on Decembers 31, 2007. The increase of $ 502,794 was mainly due to the positive cash flow of $451,547 from operation due to revenue and profits increase.

The account payable in 2008 was $678,873, increased $156722 from 2007.

The account receivable was $484,627 on December 31, 2008 compared with $18,380 on Decembers 31, 2007. The increase of account receivable was due to over 400% of revenue growth and the tight cash flow of wholesale agents. The managers carefully watched the account receivable and made some measures, such as to change some of the wholesale agents, to reduce the account receivable.

In December 2008, we sold the old office building located at 238 Jianxindong Street, Laizhou, Shandong Province, PRC, and applied the proceeds to pay off all loans of the Agricultural Bank of China. The loans were in default before the payment.

Off-Balance Sheet Arrangements:

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates:

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2008, we had approximately $514,139 in cash and cash equivalents.

Exchange Rates:

From 2001 until June 2005, the exchange rate of the RMB yuan to the U.S. dollar ranged within a narrow band of $0.12080 to 0.12083 to 1 RMB yuan. Beginning in July 2005, the Chinese government has permitted the value of the yuan to float within a broader range against the dollar and as a result the yuan has slowly risen against the dollar, and traded approximately $0.146235 to 1 RMB yuan recently. The downtrend of US dollar increased the affordability of the potential Chinese clients for paying various services in USA, and reduced their benefits if they got the financing amount in the US dollars.

Inflation:

We believe that inflation has not had a material effect on our operations to date.

Item 8. Financial Statements

The information required by Item 8 and an index thereto commences on the next page.

_______________________________________________________________________________________

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.

INDEX

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Shangdong Zhouyuan Seed and Nursery Co., Ltd.
F/K/A Pingchuan Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Shandong Zhouyuan Seed and Nursery Co., Ltd. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the years in the two year period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shandong Zhouyuan Seed and Nursery Co., Ltd. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has negative cash flows from operations, a working capital deficiency of $412,373 and an accumulated deficit of $2,117,908 at December 31, 2008.  Management’s plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
May 5, 2009

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$-	$11,345
Restricted cash	514,139	-
Accounts receivable, net (Note 4)	484,627	18,380
Inventory (Note 5)	142,616	183,600
Other receivable	34,629	17,144
Advance to suppliers	32,607	113,063
Total current assets	1,208,618	343,532
Property, Plant, and Equipment, net (Note 7)	1,557,325	1,827,528
Other Assets
Land use right, net (Note 6)	235,039	452,067
Acquired seed patents, net (Note 8)	430,184	545,417
Receivable from sale of land use right (Note 9)	348,370	326,465
Total other assets	1,013,593	1,323,949
Total Assets	$3,779,536	$3,495,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 10)	$-	$1,449,255
Short-term loans	18,650	37,238
Accounts payable and accrued expenses	679,924	522,151
Pension and employee benefit payable	75,677	252,137
VAT payable	90,366	124,748
Income tax payable	490,700	-
Interest payable	-	315,579
Deferred revenue	32,907	49,729
Court judgement payable (Note 11)	-	208,217
Due to employees	52,092	34,526
Due to an officer	76,804	-
Customer security deposit	103,871	89,591
Total Current Liabilities	1,620,991	3,083,171

Minority interest	862,782	248,020

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
none issued and outstanding as of December 31, 2008 and 2007	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized;
77,001,635 shares issued and outstanding as of December 31, 2008
70,001,635 shares issued and outstanding as of December 31, 2007	77,002	70,002
Common stock to be inssued	15,750
Additional paid-in capital	3,290,185	3,144,237
Accumulated deficit	(2,117,908)	(2,636,401)
Deferred compensation	(91,801)	(497,000)
Accumulated other comprehensive income	122,535	82,980
Stockholders' Equity	1,295,763	163,818
Total Liabilities and Stockholders' Equity	$3,779,536	$3,495,009

The accompanying notes are an integral part of these financial statements.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2008	2007
Revenues
Sale of seeds	$3,108,918	$702,602
Total revenue	3,108,918	702,602
Cost of good sold
Cost of seeds sold	1,960,766	514,321
Amortization of seed patents	149,473	136,621
Total cost of sales	2,110,239	650,942
Gross Profit	998,679	51,660

Governmental subsidy for one plant variety protection	567,345	-

Operating Expenses
Selling expenses	34,343	41,790
Payroll	53,308	76,061
Pension and employee benefit	39,606	32,927
Depreciation expenses	110,263	105,156
Amortization of land use rights	11,130	10,173
Bad debt expenses	149,098	-
Consultant fees	420,000	343,000
Professional fees	115,139	-
R&D expenses	18,416	-
Office expenses	24,836	-
Vehicle expenses	21,971	19,392
Travel and entertainment	32,996	39,866
Other general and administrative	27,791	44,755
Total Operating Expenses	1,058,897	713,120

Income (Loss) from Operation	507,127	(661,460)

Other Income (Expenses)
Interest income	17,398	16,241
Interest expenses	(140,607)	(185,018)
Court judgment expense	-	(208,217)
Other income (expenses)	34,707	(19,899)
Total other income (expenses)	(88,502)	(396,893)
Income (Loss) before provision for income tax, extraordinary items and minority interest	418,625	(1,058,353)
Provision for Income Tax	490,700	-
Income (Loss) before extraordinary items and minority interest	(72,075)	(1,058,353)
Extraordinary Income (Note 13)	1,162,655	-
Income before Minority Interest	1,090,580	(1,058,353)
Minority Interest	(572,087)	214,658
Net Income (loss)	$518,493	$(843,695)

Basic and fully diluted earnings (loss) per share	$0.01	$(0.01)
Weighted average shares outstanding	70,876,635	69,251,635

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements

.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.

Consolidated Statements of Cash flows

	For the Year Ended
	December 31,
	2008	2007

Operating Activities
Net income (loss)	$518,493	$(843,695)
Adjustments to reconcile net income (loss) to
net cash providedby operating activities:
Minority interest	572,087	(214,658)
Depreciation	110,263	105,156
Amortization	160,603	146,794
Common stocks to be issued for compensation	72,948	840,000
Deferred consultant compensation	405,199	(497,000)
Extraordinary income	(1,162,655)	-
Increase in court judgment payable	(208,217)	208,217
Changes in operating assets and liabilities:
(Increase)/Decrease in restricted cash	(514,139)	-
(Increase)/Decrease in accounts receivable	(457,797)	(6,662)
(Increase)/Decrease in inventory	52,476	109,112
(Increase)/Decrease in other receivable	(16,081)	11,978
(Increase)/Decrease in advance to suppliers	86,676	(5,252)
Increase/(Decrease) in accounts payable and accrued expenses	120,833	29,486
Increase/(Decrease) in pension and employee benefit payable	(190,377)	107,169
Increase/(Decrease) in taxes payable	440,996	-
Increase/(Decrease) in interest payable	-	172,520
Increase/(Decrease) in deferred revenue	(19,846)	20,783
Increase/(Decrease) in customer security deposit	8,139	2,593
Net cash provided by operating activities	(20,399)	186,541

Investing Activities
Purchase of fixed assets	(2,370)	(86,089)
Net cash used by investing activities	(2,370)	(86,089)

Financing Activities
Payback of short-term loans	(20,759)	(95,868)
Loans from an officer	75,612	-
Loans from employees	15,013	-
Payback of loans from employees	-	(2,037)
Net cash provided (used) by financing activities	69,866	(97,905)

Increase in cash	47,097	2,547
Effects of exchange rates on cash	(58,442)	6,198
Cash at beginning of period	11,345	2,600
Cash at end of period	$-	$11,345

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$(76,929)	$(28,157)
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.

F/K/A PINGCHUAN PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND OPERATIONS

Shandong Zhouyuan Seed and Nursery Co., Ltd. f/k/a Pingchuan Pharmaceuticals, Inc. ("Shangdong Zhouyua" or “Pingchuan” or the "Company") was organized under the laws of the State of North Carolina on July 20, 1996. The Company currently engages in the business of development, production and distribution of hybrid crop seeds in the People's Republic of China ("PRC'), through its whole owned subsidiary, Infolink Pacific Limited ("Infolink").

The structure of the Company is illustrated as following:

Shandong Zhouyuan Seed and Nursery Co., Ltd.
"Shandong Zhouyuan" or "the Company"
Incorporated in North Carolina
on July 20, 1996
Acquiring 100% equity interest on
January 1, 2007
Infolink Pacific Limited
"Infolinnk"
Incorporated in British Virgin Islands ("BVI")
on September 28, 2006
Acquiring 60% beneficial interest on
October 18, 2006
Shandong Zhouyuan Seed and Nursery Co., Ltd.
"Zhouyuan"
Incorporated in PRC
on October 26, 2001
Acquiring 80% equity interest on
October 24, 2004
Laizhou Tianzhe Seed Research & Development Co., Ltd.
"Tianzhe"
Incorporated in PRC
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

Through the agreements described in the preceding paragraph Infolink is deemed a 60% beneficiary resulting in Zhouyuan being deemed a subsidiary of Infolink under the requirements of Financial Interpretation 46 (Revised) "Consolidation of Variable Interest Entities" issued by the Financial Accounting Standards Board ("FASB").  Accordingly, Infolink consolidated Zhouyuan’s financial date prior to acquiring 60% beneficial interest in Zhouyuan and thereafter.

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

Zhouyuan owns 80% of Laizhou Tianzhe Seed Research and Development Co., Ltd. ("Tianzhe"),  which was incorporated in Laozhou City, Shandong Province, PRC on October 24, 2004 under the Company Law of PRC. Tianzhe engages in the research and development of crop seeds.

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has negative cash flows from operations, a working capital deficiency of $412,373 and an accumulated deficit of $2,117,908 at December 31, 2008.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance stockholders' investment.  During 2008 the Company executed a debt cancellation agreement whereby in exchange for a building and land use rights the Company extinguished approximately $1,653,000 of bank debt and interest payable.  Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity and amounted to $122,543 and $82,980 as of December 31, 2008 and 2007, respectively. The balance sheet amounts with the exception of equity at December 31, 2008 were translated at 6.85 RMB to $1.00 USD as compared to 7.31 RMB at December 31, 2007. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the years ended December 31, 2007 and 2006 were 6.96 RMB and 7.62 RMB, respectively.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness, and the economic environment.  Recoveries of balances previously written off are also reflected in this allowance.

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

Fair Value of financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2008 due to the relatively short-term nature of these instruments.

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

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.  The percentages or depreciable life applied are:

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

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.  The Research and development cost was immaterial for the Company for the years ended December 31, 2008 and 2007, respectively, and was included into general and administration expenses.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses. Advertising expenses were $7,963 and $3,407 for the years ended December 31, 2008 and 2007, respectively.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $39,606 and $32,972 for the years ended December 31, 2008 and 2007, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for the years ended December 31, 2008 and 2007, respectively.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Hedging Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161, which is effective January 1, 2009, requires enhanced qualitative and quantitative disclosures with respect to derivatives and hedging activities.  The Management does not expect that the adoption of SFAS No. 161 would have a material effect on the Company’s financial position and results of operations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 provides an option to report certain financial assets and liabilities at fair value primarily to reduce the complexity and level of volatility in the accounting for financial instruments resulting from measuring related financial assets and liabilities differently under existing GAAP. SFAS 159 is effective January 1, 2008.  The adpotion of SFAS 159 having a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  SFAS No. 157 defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 25, 2007, and interim periods within those fiscal years.  Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period with that fiscal year.  The provisions of this statement should be applied, except in some circumstances where the statement shall be applied retrospectively.   The adoption of SFAS No. 157 did not have a material effect on the Company’s financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “ Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The adoption of FIN No. 48 did not have a material effect on the Company's financial position or results of operations.

NOTE 3 – RESTRICTED CASH

On January 22, 2008, the Company entered into agreements with two employees to open bank accounts in their individual names, to be held and used for the benefit of the Company. During 2008 and currently, the Company has used these accounts as its operating bank accounts.

There were no requirements or contingencies with respect to this restricted cash balance beyond the amounts being held in accounts in the employee names.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,
	2008	2007
Accounts receivable-trade	$708,557	$278,713
Allowance for doubtful accounts	(223,930)	(260,333)
Accounts receivable-trade, net	$484,627	$18,380

We use indirect method to write off accounts receivable. The bad debt expenses was $0 and $0 for the year ended December 31, 2008 and 2007, respectively.

NOTE 5 – INVENTORIES

Inventories consist of the following:

	December 31,
	2008	2007
Finished goods	$99,538	$121,923
Supply and packing materials	43,078	61,677
	$142,616	$183,600

NOTE 6 – LAND USE RIGHT

The following is a summary of land use right, less amortization:

	December 31,
	2008	2007
Land use right	$262,613	$494,255
Amortization	(27,574)	(42,188)
	$235,039	$452,067

Amortization expense charged to operations was $11,130 and $10,173 for the years ended December 31, 2008 and 2007, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	December 31,
	2008	2007
Property and plant	$1,707,671	$1,948,984
Machinery and equipment	202,797	189,391
Office equipment	20,665	17,801
Motor vehicles	104,812	98,222
Accumulated depreciation	(478,620)	(426,870)
Property and equipment, net	$1,557,325	$1,827,528

NOTE 8 – ACQUIRED SEED PATENTS

The following is a summary of  acquired seed patents, less amortization:

	December 31,
	2008	2007
Acquired seed patents	$1,518,295	$1,422,826
Amortization	(1,088,111)	(877,409)
	$430,184	$545,417

Amortization expense charged to operations was $149,473 and $136,621 for the years ended December 31, 2008 and 2007, respectively.

NOTE 9 – RECEIVABLE FROM SALE OF LAND USE RIGHT

In 2004, the Company sold land use rights to a real estate development company for $1,228,858. The real estate development company owes the Company $309,025 as of December 31, 2004. The parties agreed that the real estate development company would pay interest annually at 7.488% on $126,817 (RMB 1,000,000) of the $309,025 and the rest of the balance bears no interest. The Company received interest payments of $2,031 and $3,942 for the years ended December 31, 2008 and 2007, respectively. $24,846 and $9,654 of interest was due to the Company as of December 31, 2008 and 2007, respectively.

The receivable from sale of land use right consists of the following:

	December 31,
	2008	2007
Balance bearing interest at 7.488%	$145,896	$136,722
Balance bearing on interest	202,474	189,743
	$348,370	$326,465

NOTE 10 – BANK LOANS

Bank loans consist of the following as of December 31, 2007:

	Loan		Annual
Financial Institutions	Amount	Duration	Interest Rate	Collateral

Agricultural Bank of China	$560,561	04/21/04 - 04/21/05	6.903%	Headquarter Building and land usage right
Agricultural Bank of China	546,889	11/26/04 - 11/26/05	7.488%	Guaranteed by a real estate development company
Agricultural Bank of China	273,444	01/09/05 - 01/07/06	7.488%	Usage right of the land located in Chenggang Street
*Agricultural Bank of China	68,361	11/26/04 - 11/26/05	7.488%	Guaranteed by a real estate development company
	$1,449,255

The Company defaulted on these bank loans, totally $1,449,255 , as of December 31, 2007.  The Company also defaulted on bank loan interest payments of $315,579 as of December 31, 2007.  However, these bank loans and the interest accrued were paid off in 2008 as more fully disclosed in Note 13.

* In 2004, the Company sold the usage right of a piece of land, which the Company used to secure its bank loans, to a real estate development company.  The real estate company agreed to guarantee these bank loans.

Interest expense for these bank loans was $185,018 for the year ended December 31, 2007.

NOTE 11 – COURT JUDGEMENT PAYABLE

On August 1, 2006 Greentree Financial Group, Inc. ("Greentree"), a former consultant to a subsidiary of the Company, filed a breach of contract complaint in the Superior Court in Mecklenberg County, North Carolina for non payment of contractual obligations for 2004 and 2005.  The claim is for $49,000 in cash and $40,000 worth of stock as compensatory damages or $80,000 in liquidated damages.  The Company failed to appear to the Court, and the Court rendered a judgment, which orders the  Company to pay the plaintiff a sum of $201,500, with interest thereon at the rate of 8.000% per annum from the date of Entry of the Judgment until paid; and for the costs of this action, in full, to be taxed by the Clerk.  Although the Company planned to apparel the case, the Company recorded a litigation expense of $208,217 in 2007, and a current liability of $208,217 as of December 31, 2007, based on the court judgment.

On December 24, 2008, the Company and Greentree settled the lawsuit.  The shareholders of the Company agreed to transfer 4,000,000 shares of the Company's common stock to Greentree, and Greentree agreed not to require any consultant fees payment from the Company.  The settlement did not incur any costs to the Company.

NOTE 12 – COMMON STOCK

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

In November 2008, the Company issued 7,000,000 shares of common stock to an individual for $72,948 (RMB 500,000).

In December 2008, the Company hired two directors and one officer.  The Company will issue 630,000 shares of  common stock as compensation for their services on the first anniversary of their appointments to the positions.  Based on the market price on the date of appointments, the cost of 630,000 shares of common stock was $15,750, which will be amortized over their service period.

NOTE 13 – EXTRAORDINARY INCOME

Extraordinary income consists of the following:

	For the Year Ended December 31,
	2008	2007
1 Extraordinary income from debt restriction	$1,034,438	$-
2 Extraordinary income from lawsuit settlement	128,217	-
Total extraordinary income	1,162,655	-
Provision for income tax	-	-
Extraordinary income, net of income tax	$1,162,655	$-

1 Extraordinary income from debt restriction

One December 26, 2008, Zhouyuan executed a debt restruction agreement with the Laizhou Branch of Agriculture Bank of China, pursuant to which, Zhouyuan agreed to transfer the ownership of its headquarters’ building located in Jianxindong Street and the land use right attached to the bank to satisfy all the bank loans and interest accrued that Zhouyuan owed.

The sum of bank loans and interest accrued were $ 1,652,629 (RMB 11,327,447), and the carrying value of the office building and the land use right attached was $ 519,756 (RMB 3,562,515) resulting a gain of $ 1,034,438 (RMB 7,198,560), after netting a sales tax of $ 98,435 (RMB 566,372).

2 Extraordinary income from lawsuit settlement

On August 1, 2006 Greentree Financial Group, Inc. ("Greentree"), a former consultant to a subsidiary of the Company, filed a breach of contract complaint in the Superior Court in Mecklenberg County, North Carolina for non payment of contractual obligations for 2004 and 2005.  The claim is for $49,000 in cash and $40,000 worth of stock as compensatory damages or $80,000 in liquidated damages.  The Company failed to appear to the Court, and the Court rendered a judgment, which orders the  Company to pay the plaintiff a sum of $201,500, with interest thereon at the rate of 8.000% per annum from the date of Entry of the Judgment until paid; and for the costs of this action, in full, to be taxed by the Clerk.  Although the Company planned to apparel the case, the Company recorded a litigation expense of $208,217 in 2007, and a current liability of $208,217 as of December 31, 2007, based on the court adjustment.

On December 24, 2008, the Company and Greentree settled the lawsuit.  The shareholders of the Company agreed to transfer 4,000,000 shares of the Company's common stock owned by them to Greentree, and Greentree agreed not to require any consultant fees payment from the Company.  Since this settlement did not incur any costs to the Company, the Company reversed the litigation expense of $208,217 in 2007 net of $80,000 for common stock contributed by its shareholders or $128,217.  The $80,000 of stock (4,000,000 @ $.02 per share) was recorded as additional paid in capital.

NOTE 14 – MINORITY INTEREST

	For the Year Ended December 31, 2008
	Name of subsidiary
	and minority interest percentage
	Shandong
	Zhouyuan		Tianzhe		Parent
	40%		20%		Company	Total
Net income (loss)	$1,554,399		$(81,524)		$(284,096)	$1,188,779
Income (loss) from subsidiary (equity method)	(81,524)		-		883,725
Other comprehensive income (loss)-effects of
foreign currency conversion	64,819		(5,572)		38,893
Comprehensive income (loss)	$1,537,694		$(87,096)		$638,522

					Total Minority
					Interest
Minority interest income (loss)	$589,150	*$	-	*$	589,150	589,150
Other comprehensive income (loss)-effects of
foreign currency conversion	25,928		-		25,928
Minority interest income (loss)	$615,078		$-		$615,078
Majority interest income (loss)						$599,629

	For the Year Ended December 31, 2007
	Name of subsidiary
	and minority interest percentage
	Shandong
	Zhouyuan		Tianzhe		Parent
	40%		20%		Company	Total
Net income (loss)	$(408,798)		$(98,338)		$(551,217)	$(1,058,353)
Income (loss) from subsidiary (equity method)	(98,338)		-		(292,478)
Other comprehensive income (loss)-effects of
foreign currency conversion	50,592		(1,672)		30,354
Comprehensive income (loss)	$(456,544)		$(100,010)		$(813,341)

					Total Minority
					Interest
Minority interest income (loss)	$(207,757)	*$	(6,901)	*$	(214,658)	(214,658)
Other comprehensive income (loss)-effects of
foreign currency conversion	33,005		(334)		32,671
Minority interest income (loss)	$(174,752)		$(7,235)		$(181,987)
Majority interest income (loss)						$(843,695)

*    Since the minority interest was zero, the majority absorbed all current period loss.

** Since the minority interest's share of current year loss brought the minority interest below zero, the majority absorbed the current period loss up to the extent that brought the minority interest to zero.

Balance of minority interest consists of the following:

	Name of subsidiary
	and minority interest percentage
	Shandong
	Zhouyuan	Tianzhe
	40%	20%	Total
Balance at December 31, 2006	$422,773	$7,235	$430,008
Minority interest income (loss)	(174,753)	(7,235)	(181,988)
Balance at December 31, 2007	248,020	-	248,020
Minority interest income (loss)	615,077	-	615,077
Balance at December 31, 2008	$863,097	$-	$863,097

NOTE 15 – SEGMENT REPORTING

Major Products

The major products consist of the following:

			For the Year Ended December 31,
			2008		2007
				Percentage		Percentage
	Kind of the	Name		of Total		of Total
	Seed	of the Seed	Amount	Revenue	Amount	Revenue

	Revenue

1	Corn seed	Xinyuedan No. 4	$1,683,444	54.15%	$55,401	7.89%
2	Corn seed	Huiyuan No. 20	773,564	24.88%	215,194	30.63%
3	Corn seed	Ludan 981	187,129	6.02%	76,516	10.89%
4	Corn seed	Nongda 108	137,811	4.43%	38,668	5.50%
5	Corn seed	Others	326,971	10.52%	316,823	45.09%
		Total	3,108,919	100.00%	702,602	100.00%

	Cost of sales

1	Corn seed	Xinyuedan No. 4	$1,109,133	52.56%	$48,455	7.44%
2	Corn seed	Huiyuan No. 20	452,726	21.45%	223,383	34.32%
3	Corn seed	Ludan 981	206,081	9.77%	69,466	10.67%
4	Corn seed	Nongda 108	114,294	5.42%	36,848	5.66%
5	Corn seed	Others	228,005	10.80%	272,790	41.91%
		Total	2,110,239	100.00%	650,942	100.00%

	Gross Profit

1	Corn seed	Xinyuedan No. 4	$574,311	57.51%	$6,946	13.45%
2	Corn seed	Huiyuan No. 20	320,838	32.13%	(8,189)	-15.85%
3	Corn seed	Ludan 981	(18,952)	-1.90%	7,050	13.65%
4	Corn seed	Nongda 108	23,517	2.35%	1,820	3.52%
5	Corn seed	Others	98,966	9.91%	44,033	85.24%
		Total	$998,680	100.00%	$51,660	100.00%

Major Customers

The Company has a  diversified customer base.  There were four major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Year Ended December 31,
	2008		2007
		Percentage		Percentage
		of Total		of Total
Major Customer	Revenue	Revenue	Revenue	Revenue

Henan Zhengzhou Zhongyi Technology Co., Ltd.	$1,512,248	48.64%	$-	-
Mr. Xu, xilin-Guozi Town, Changyi City	12,827	0.41%	91,986	13.09%
Mr. Xu, Xinqiang-Jiudian Town, Pingdu City	15,600	0.50%	84,191	11.98%
Mr. Han, Yongkuan-Cangzhou City, Hebei Province	-	-	72,616	10.34%
Total	$1,540,675	49.55%	$248,793	35.41%

Major Suppliers

The Company has a  diversified Supplier base.  There were four major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Year Ended December 31,
	2008		2007
		Percentage		Percentage
		of Total		of Total
Major Suppliers	Revenue	Revenue	Revenue	Revenue

Gansu Province Jinxibei Seed Co., Ltd.	$1,093,037	57.33%	$-	-
Mr. Chen, Hengjie-Pinglidian town, Laizhou City	153,601	8.06%	29,598	7.45%
Mr. Sun, Xiangcun-Mudan Town, Here City	130,805	6.86%	-	-
Mr. Ren, Zhaofu-Zuo Town, Laizhou City	125,984	6.61%	1,414	0.36%
Total	$1,503,427	78.86%	$31,012	7.81%

NOTE 16 – INCOME TAX

The Company’s operating subsidiaries, Zhouyuan and Tianzhe, are governed by the Income Tax Law of PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws ("the Income Tax Laws").

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.

The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%;

b.

Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner.

In addition, the new EIT also grants tax holidays to entities operating in certain beneficial industries, such as the agriculture, fishing, and environmental protection. Entities in beneficial industries enjoy a three-year period tax exempt and a three-year period with 50% reduction in the income tax rates.

The Company’s operating subsidiaries, Zhongke and Lvxiang, are subject to effective income tax rate of 25% beginning from January 1, 2008.

The provision for income taxes consisted of the following:

	Year ended
	December 31,
	2008	2007

Provision for PRC national income tax	$490,985	$-

The following table reconciles the PRC statutory rates to the Company’s effective tax rate:

	Year ended
	December 31,
	2008	2007
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in USA	-34.0%	-34.0%
PRC income tax rate	25.0%	30.0%
Effect of tax holiday	-	-30.0%
Effective income tax rate	25.0%	-

At December 31, 2007, the Company had net losses of approximately $2,636,401 carried from prior years.  Although the PRC Income Tax Law allows the enterprises to offset their future net income with operating losses carried forward, enterprise need approval from local tax authority before they can claim such tax benefit, and the outcome of the application is generally uncertain.  Therefore, the Managements established a 100% valuation allowance for the losses carried forward and no deferred tax assets have been recorded.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

NOTE 18 – SUBSEQUENT EVENT

In January 2009, Ms. Liu, Yiqun, CFO of the Company, lent $148,700 to the Company to finance its operation. The loan was unsecured and for the period January 1, 2009 through May 30, 2009, and the monthly interest is $1,022.

___________________________________________________________________________________________________________

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls:

We evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Securities Exchange Act of 1934, as amended, and internal control over financial reporting. This evaluation was conducted with the participation of our chief executive officer and chief financial officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Conclusions:

Based upon their evaluation of our controls, the chief executive officer and principal financial officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls over financial reporting occurred   during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2008.

PART III

Item 10. Directors, Executive Officers, Promoters And Control Persons

The officers and directors of the Company are:

   Name          Age    Term Served as       Position with the Company

                       Member of Committee

Zhigang Wang      46            2002              CEO, Chairman

Jian Zhou         45       December 2008          Vice Chairman

Zhicheng Wang     43            2007              Director

ChiMing Chen                    2007              Director

Chi Tai           42            2007              Director

Yiqun Liu                       2008              CFO

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Zhigang Wang, Chairman, Founder, CEO and CFO, has been employed as its Chairman and General Manager since then. Mr. Wang was awarded a degree in Agriculture by The Shandong Agriculture University in 1997. In 1992 he was awarded a degree in Vegetable Protection by The Nanjing Agriculture University.

Jian Zhou, Vice Chairman, joined the company since December 2008; serves as Chairman of Sichuan Jiancheng Technology Industry Co., Ltd. and has held the position since 2004; and serves as Chairman of Sichuan Southwest Jiaotong University Long Hui Software Development Co., Ltd. and has served in that capacity since 2005; Director and 17% Common Stock owner of American Nano Silicon Technology, Inc (ANNO.OB); Director of China Shoe Holdings, Inc (CHSH.OB).

Zhicheng Wang, Director, has been employed by Zhouyuan since 2002, initially as Manager and then as General Manager of the marketing of the Company. In 1986 Mr. Wang was awarded a degree in Civil Engineering by The Shandong Agriculture Project College.

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

Chi Tai, Independent Director, US Citizen, joined the company since 2007; he is Director of Silicon Valley of Chinese Chamber of Commerce since 2005, and the chief executive officer of www.chineseticketbox.com and has held the position since 1992.  Mr. Tai is also the person in charge of Fremont Peralta Auto Center and has been since 1992.

Yiqun Liu, CFO. Prior to join the Company in November 2008, she served as the Chief Financial Officer of Fuxiangju Hotel of Shandong Province of China from January 2008 to November 2008.  From May 2006 to August 2007, Ms. Liu was the Director of Finance for the Beijing branch of Chengdu Sanhe Group.  From September 2004 to April 2006 Ms. Liu served as an assistant to the general manager of Chengdu Sanhe Group.  From January 2003 to July 2004, Ms. Liu held the position of in house accountant for Beijing Tianyu Logistics Company, Dongcheng District branch office.

Audit Committee

  Name         Age      Term Served as      Position with the Company

                       Member of Committee

Guang Lu        38           2008            Chairman of Audit Committee

Xiyu Man        38           2008            Member of Audit Committee

Guixing Gao     36           2008            Member of Audit Committee

Guang Lu, Chairman of Audit Committee. He is also the manager of the seed processing and inspection center of the Company.

Xiyu Man, Member of the Committee. He is a famous corn seed expert.

Guixing Gao, Member of the Committee. He is also the manager of wheat seed research center.

Compensation Committee:

    Name      Age       Term Served as     Position with the Company

                                             Member of Committee

Yiqun  Liu                  2009              Chairman of the Committee

ShuRong Zhao    45          2009              Member of the Committee

GuoYi Jiang     35          2009              Member of the Committee

ChongLi Jiang               2009              Member of the Committee

Derong Hao                  2009              Member of the Committee

ShuRong Zhao, Member of the Committee.  She is also the chief accountant, and vice manager of the financial center of the Company.

GuoYi Jiang, Member of the Committee. He is the manager of the seed production.

Derong Hao, Member of the Committee. He is the vice manager of the administrative office of the Company.

ChongLi Jiang, Member of the Committee. She is the manager of the financial center of the Company.

There are no family relationships among the Officers, Directors or the Members of the Audit Committee.

Code of Ethics

The Company adopted the Code of Ethics pursuant to Item 406 of Regulation S-B, of which all our officers and employees are bound by. The Code of ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with the law. A copy of the Code of Ethics is included as Exhibit 14 to this registration statement. The full text of the Code of Ethics also posted in the Company's website:

              http://www.zhouyuanseed.com/ch/index.asp.

A printed copy of the Code of Ethics may be obtained free of charge by writing to the Corporate Secretary at: Shandong Zhouyuan Seed and Nursery Co., Ltd, 1688 ChengGangZhongLu, Laizhou, Shandong Province, Peoples Republic of China.

Item 11. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Zhouyuan to Wang Zhigang, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2008, and 2007. There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2006 exceeded $100,000.

                                                  Stock    Option    Other

                           Year   Salary   Bonus  Awards   Awards  Compensation

Zhigang Wang               2008   $2,100

                           2007   $1,667

We do not have any compensation arrangements with our directors.

At this time, we do not anticipate awarding stock options to anyone.

All of our executive officers serve on an at-will basis.

Item 12. Security Ownership of Certain Beneficial Ownership Management

We have set forth in the following table information, which is relative to our common stock beneficially owned on December 31, 2008 for:

(1) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock;

(2) each of our executive officers and directors; and

(3) all executive officers and directors as a group.

As of December 31, 2008, there were 77,001,635 shares of our Common Stock issued and outstanding.

Name and Address of          Amount of           Percent of Class

 Beneficial Owner          Beneficial Owner       Before Offering

Zhigang Wang                 3,050,300

Jian Zhou                    7,000,000

Zhicheng Wang                  128,000

  Total:                    10,178,300             13.2%

Item 13. Certain Relationships and Related Transactions

On November 10, 2008, Vice Chairman of the Board of Directors, Jian Zhou purchased 7,000,000 shares of Common Stock for aggregate CHY 500,000 from the Company.

Mr. Zhou will receive 250,000 shares of the Company’s common stock and Mr. Tai will receive 200,000 shares of the Company’s common stock at the first anniversary of their appointments to the Company’s board of directors.

Ms. Liu will receive 180,000 shares of the Company’s common stock as compensation for her services as the Company’s Chief Financial Officer on the first anniversary of her appointment to the position.

Item 14. Principal Accountant Fees and Services.

Audit Fees:

The fees billed by Kempisty & Company for professional services rendered for reviewing quarterly, and auditing the Company’s annual financial statements for the fiscal year ended June 2008 were $ 58,494.

The fees billed by Kempisty & Company for professional services rendered for reviewing quarterly, auditing the Company’s annual financial statements for the fiscal year ended June 2007 were $ 37,000.

Audit related fees:

None

Tax Fees:

None

All Other Fees:

None

Pre-Approval Policies and Procedures:

All of the auditing and permissible non-auditing services were approved in advance by the Board of Directors in accordance with its procedure. An estimate for the service to be performed should be submitted to our Board of Directors by the accountants before they were engaged to perform particular services.

PART IV

Item 15. Exhibits.

Exhibit                                      Filed    ___References In______

No       Description_______________________ herewith_  Form  Exhibit  Filing Date

3.1      Articles of Inc. Amended                      8K    3.1   01/05/2007

3.2      Bylaws                                        SB2   3.2   12/21/2000

4.1      2007 Equity Incentive Plan                    S-8         06/08/2007

10.1     Agreement on Joint Development of Zhouyuan

         Building Project with Jixi Xingcheng Real

         Estate Development LTD.                        8K         07/19/2007

14.1     Code of Ethics                         X

21.1     List of Subsidiaries                          10KSB       04/15/2008

23.1     Consent of Independent Registered

         Public Accounting Firm                 X

31       Section 302 Certification

         of CEO & CFO                           X

32       Section 906 Certification

         of CEO & CFO                           X

99.1.1   Audit Committee Charter                X

99.1.2   Compensation Committee Charter         X

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Shandong Zhouyuan Seed and Nursery Co., Ltd

 Dated: May 5, 2009                By: /s/ Zhigang Wang

   ------------------------

     Zhigang Wang, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                     Title                          Date

/s/Zhigang Wang                 CEO                      May 5, 2009

Zhigang Wang

/s/Yiqun Liu                    CFO                      May 5, 2009

Yiqun Liu

/s/Jian Zhou                  Vice Chairman              May 5, 2009

Jian Zhou

/s/Zhicheng Wang               Director                  May 5, 2009

Zhicheng Wang

/s/ChiMing Chen                Director                  May 5, 2009

ChiMing Chen

/s/Chi Tai                     Director                  May 5, 2009

Chi Tai