Form 10-K/A
period 2007-12-31
SHANDONG ZHOUYUAN SEED & NURSERY CO., LTD.
filed 2009-05-20
CIK 1121282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

[X] Annual Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: December 31, 2007.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities

Exchange Ac of 1934

For the transition period from         to

Commission File Number:   333-52472

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.

(Exact name of Small Business Issuer as specified in its charter)

            Delaware                                                 58-2258912

--------------------------------                    ----------------------------------

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

            Yes [ ]             No[x]

The issuer's revenues for the its most recent fiscal year: : $702,602

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of April 11, 2008 was $,341,045.

As of April 11, 2008 the number of shares outstanding of the Registrant’s common stock was 70,001,200 shares, $.001 par value.

Transitional Small Business Disclosure Format: Yes o No x

Documents Incorporated By Reference: See Part VI Item 15.

                     TABLE OF CONTENTS

              TO ANNUAL REPORT ON FORM 10-K

             FOR YEAR ENDED DECEMBER 31, 2007

                           Pages

PART I

Item 1. Description of Business  --------------------------------  4

Item 1A. Risk Factors -------------------------------------------  9

Item 1B. Unresolved Staff Comments ------------------------------ 11

Item 2. Description of Property  -------------------------------- 12

Item 3. Legal Proceedings    ------------------------------------ 12

Item 4. Submission of Matters to a Vote of Security Holders ----- 13

PART II

Item 5. Market for Registrant’s Common Equity and

        related Stockholder Matters   --------------------------- 13

Item 6. Selected Financial Data --------------------------------- 13

Item 7. Management’s Discussion and Analysis or Plan

        of Operation                 ---------------------------- 14

Item 7A. Quantitative and Qualitative Disclosures About

        Market Risk             ----------------------------------15

Item 8. Financial Statements         ---------------------------- 15

Item 9. Changes in and Disagreements with Accountants on

        Accounting and Financial Disclosures  ------------------- 39

Item 9A. Controls and Procedures    ----------------------------- 39

PART III

Item 10. Directors, Executive Officers of the Registrant -------- 40

Item 11. Executive Compensation  -------------------------------- 42

Item 12. Security Ownership of Certain Beneficial

         Ownership Management  ---------------------------------- 42

Item 13. Certain Relationships and Related Transactions  -------- 43

Item 14. Principal Accountant Fees and Services ----------------- 43

Part IV

Item 15. Exhibits  ---------------------------------------------- 44

Signatures ------------------------------------------------------ 45

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

Among Zhouyuan’s most popular products are:

·	Corn - Huiyaun 20. This summer sowing seed achieved first place among 33 competitors in a productivity test conducted in the Zhong District and second place in a competition held in Anhui Province.

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

Item 1B. Unresolved Staff Comments

This amendment of 10K for fiscal year 2007 will address all existing comments of SEC.

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

Item 4. Submission of Matters to a Vote of Security Holders:

In the fiscal year ended December 31, 2007, no any matter was submitted to the Company's shareholders for a vote.

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

(e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006.

Item 6. Selected Financial Data

                        Financial Highlights

 _____________________________________________________________________

Fiscal Year Ended December 31,            2007         2006

          Revenue                   $  702,602       $ 424,709

 Income (Loss) from Operation           51,660        (462,475)

      Net Income (Loss)               (661,460)       (347,706)

    Cash & Cash Equivalents             11,345           2,600

        Liabilities                   3,083,171      2,571,682

    Shareholder Equities               163,818         634,159

_________________________________________________________________________

Item 7. Management’s Discussion and Analysis or Plan of Operation:

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

Off-Balance Sheet Arrangements:

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates:

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2007, we had approximately $ 11,345 in cash and cash equivalents.

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

May 18, 2009

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.
F/K/A PINGCHUAN PHARMACEUTICALS, INC.

                                                     Consolidated Balance Sheets

                        The accompanying notes are an integral part of these financial statements.

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$11,345	$2,600
Accounts receivable, net (Note 4)	18,380	41,204
Inventory (Note 5)	183,600	292,712
Other receivable	17,144	29,122
Advance to suppliers	113,063	107,811
Total current assets	343,532	473,449

Property, Plant, and Equipment, net (Note 6)	1,827,528	1,777,634

Land use right, net (Note 7)	452,067	433,822
Acquired seed patents, net (Note 8)	545,417	644,833
Receivable from sale of land use right	326,465	306,116
	1,323,949	1,384,771

Total Assets	$3,495,009	$3,635,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 10)	$1,449,255	$1,358,920
Short-term loans	37,238	133,106
Accounts payable and accrued expenses	522,151	446,625
Pension and employee benefit payable	252,137	220,494
Taxes payable	124,748	116,971
Interest payable	315,579	143,059
Deferred revenue	49,729	28,946
Court adjustment payable (Note 13)	208,217	-
Due to employees	34,526	36,563
Customer security deposit	89,591	86,998
Total Current Liabilities	3,083,171	2,571,682

Minority interest	248,020	430,013

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
none issued and outstanding as of September 30, 2007	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized;
70,001,635 shares issued
and outstanding as of December 31, 2007	70,002	66,999
Additional paid-in capital	3,144,237	2,307,240
Accumulated deficiency	(2,636,401)	(1,792,706
Deferred compensation	(497,000)	-
Accumulated other comprehensive income	82,980	52,626
Stockholders' Equity	163,818	634,159

Total Liabilities and Stockholders' Equity	$3,495,009	$3,635,854

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

The accompanying notes are an integral part of these financial statements

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

Conclusions:

Based upon the Evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were ineffective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The deficiency was a result of a language barrier, which prevented the management from communicating directly with the Company’s legal and accounting professionals. The Company has since retained legal and accounting professionals who are bilingual in Chinese and English, which the management believes, will address this deficiency in its controls and procedures.

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

Item 11. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Zhouyuan to Wang Zhigang, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2007, and 2007. There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2006 exceeded $100,000.

                                                  Stock    Option    Other

                           Year   Salary   Bonus  Awards   Awards  Compensation

Zhigang Wang               2007   $1,667

                           2006   $1,667

We do not have any compensation arrangements with our directors.

At this time, we do not anticipate awarding stock options to anyone.

All of our executive officers serve on an at-will basis.

Item 12. Security Ownership of Certain Beneficial Ownership Management

We have set forth in the following table information, which is relative to our common stock beneficially owned on December 31, 2007 for:

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

Item 13. Certain Relationships and Related Transactions

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

Item 14. Principal Accountant Fees and Services.

The Parent Corporation retained Kempisty & Company, Certified Public Accountants P.C. as it principal accountant on January 23, 2006. Prior to that date, Kempisty & Company had not performed any services for Pingchuan Pharmaceutical or its subsidiary.

Audit Fees:

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

14.1     Code of Ethics                         X      10K         05/05/2009

21.1     List of Subsidiaries                          10KSB       04/15/2008

23.1     Consent of Independent Registered

         Public Accounting Firm                 X

31       Section 302 Certification

         of CEO & CFO                           X

32       Section 906 Certification

         of CEO & CFO                           X

99.1.1   Audit Committee Charter                X        10K         05/05/2009

99.1.2   Compensation Committee Charter         X        10K         05/05/2009

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Shandong Zhouyuan Seed and Nursery Co., Ltd

 Dated: May 19, 2009                By: /s/ Zhigang Wang

   ------------------------

     Zhigang Wang, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                     Title                          Date

/s/Zhigang Wang                 CEO                      May 19, 2009

Zhigang Wang

/s/Yiqun Liu                    CFO                      May 19, 2009

Yiqun Liu

/s/Jian Zhou                  Vice Chairman              May 19, 2009

Jian Zhou

/s/Zhicheng Wang               Director                  May 19, 2009

Zhicheng Wang

/s/ChiMing Chen                Director                  May 19, 2009

ChiMing Chen

/s/Chi Tai                     Director                  May 19, 2009

Chi Tai