Form 10-Q
period 2009-03-31
SHANDONG ZHOUYUAN SEED & NURSERY CO., LTD.
filed 2009-05-20
CIK 1121282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Annual Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: March 31, 2009.

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

As of May 18, 2009 the number of shares outstanding of the Registrant’s common stock was 84,001,200 shares, $.001 par value.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2009

                        Part I – FINANCIAL INFORMATION

     Page

Item 1. Financial Statements

        Consolidated Balance Sheets

             4

        Consolidated Statement of Operations

       6

        Consolidated Statement of Cash Flows

             8

        Condensed Notes to Consolidated Financial Statement

            10

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation

      25

Item 3. Quantitative And Qualitative Disclosure About Market Risk       26

Item 4T. Controls and Procedures

      26

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      27

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      27

Item 3. Defaults Upon Senior Securities

      27

Item 4. Submission of Matters to a Vote of Security Holders

      27

Item 5. Other Information

      27

Item 6. Exhibits

      27

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

                    SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.

                            CONSOLIDATED BALANCE SHEETS

           FOR THE PERIOD ENDED MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$450,691	$514,139
Accounts receivable, net (Note 5)	221,478	484,627
Inventory (Note 6)	189,611	142,616
Other receivable	16,013	34,629
Advance to suppliers	214,955	32,607
Total current assets	1,092,748	1,208,618

Property, Plant, and Equipment, net (Note 7)	1,542,004	1,557,325

Other Assets
Land use right, net (Note 8)	234,019	235,039
Acquired seed patents, net (Note 9)	392,719	430,184
Receivable from sale of land use right	348,807	348,370
Total other assets	975,545	1,013,593

Total Assets	$3,610,297	$3,779,536

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

Short-term loans	$18,673	18,650
Accounts payable and accrued expenses	375,762	679,924
Pension and employee benefit payable	75,873	75,677
Taxes payable	581,796	581,066
Deferred revenue	33,825	32,907
Due to employees	50,366	52,092
Due to an officer	222,572	76,804
Customer security deposit	100,957	103,870
Total Current Liabilities	1,459,824	1,620,990

Minority interest	821,203	862,782
	-
Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
none issued and outstanding as of December 31, 2008 and 2007		-
Common stock, $0.001 par value, 150,000,000 shares authorized;
84,001,200 shares issued and outstanding as of March 31, 2008
70,001,200 shares issued and outstanding as of December 31, 2007	84,002	77,002
Common stock to be inssued	15,750	15,750
Additional paid-in capital	3,356,316	3,290,185
Accumulated deficiency	(2,239,152)	(2,117,238)
Deferred compensation	(10,917)	(91,801)
Accumulated other comprehensive income	123,271	121,866
Stockholders' Equity	1,329,270	1,295,764
Noncontrolling Interest	821,203	862,782
Total Shareholders' Equity	2,150,473	2,158,546
Total Liabilities and Stockholders' Equity	$3,610,297	$3,779,536

                 See Notes To Consolidated Financial Statements

                   SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.

   CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREFENSIVE INCOME (LOSS)

            FOR THE THREE MONTHS PERIOD ENDED MARCH 31 OF 2009 AND 2008

                                                             Three Months Ended

	03/31/2009	03/31/2008
Revenues
Sale of seeds	$113,025	$268,055
Total revenue	113,025	268,055

Cost of good sold
Cost of seeds sold	86,396	194,217
Amortization of plant variety protections	38,000	36,364
Total cost of sales	124,396	230,581

Gross Profit	(11,371)	37,474

Governmental subsidy for one plant variety protection	-	552,092

Operating Expenses
Selling expenses	10,186	10,270
Payroll	8,914	19,440
Pension and employee benefit	10,350	8,208
Depreciation expenses	16,571	28,426
Amortization of land use rights	1,315	2,708
Professional fees	9,024	4,640
Consultant fees	77,000	114,333
Vehicle expenses	2,562	6,289
Travel and entertainment	3,679	8,762
Office expenses	11,017	12,830
Other general and administrative	8,992	5,165
Total Operating Expenses	159,610	221,071

Income (Loss) from Operation	(170,981)	368,495

Other Income (Expenses)
Interest income	4,808	5,006
Interest expenses	(780)	(55,666)
Other income (expenses)	2,523	(3,792)
Total other income (expenses)	6,551	(54,452)

Income (Loss) before provision
for Income Tax	(164,430)	314,043

Provision for Income Tax	-	-

Income before Minority Interest	(164,430)	314,043

Minority Interest	42,516	(171,204)

Net Income (loss)	(121,914)	142,839

Basic and fully diluted earnings (loss) per share	$(0.00)	$0.00

Weighted average shares outstanding	82,834,533	70,001,635

  See Notes to Consolidated Statements of Income

                 SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.

                     CONSOLIDATED STATEMENT OF CASH FLOW

        FOR THE THREE MONTHS PERIOD ENDED MARCH 31 OF 2009 AND 2008

	For the Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$ (121,914)	$ 142,839
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Minority interest	(42,516)	171,204
Depreciation	16,571	28,426
Amortization of land use rights and plant variety protections	39,315	39,072
Amortization of costs of common stocks issued for consultant service	77,000	114,333
Common stocks to be issued for compensation of officer and directors	3,884	-
Increase in court judgment payable	-	4,031
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	263,720	(14,415)
(Increase)/Decrease in inventory	(46,809)	28,141
(Increase)/Decrease in other receivable	18,657	1,707
(Increase)/Decrease in advance to suppliers	(182,281)	37,216
(Increase)/Decrease in contract security deposit	-	(78,540)
Increase/(Decrease) in accounts payable and accrued expenses	(304,972)	(202,645)
Increase/(Decrease) in pension and employee benefit payable	101	11,987
Increase/(Decrease) in taxes payable	-	5,546
Increase/(Decrease) in interest payable	-	(7,256)
Increase/(Decrease) in deferred revenue	877	(10,205)
Increase/(Decrease) in customer security deposit	(3,043)	3,150
Net cash provided (used) by operating activities	(281,411)	274,591

Investing Activities

Purchase of fixed assets	-	(741)
Net cash (used) by investing activities	-	(741)

Financing Activities

Payback of bank loans	-	(221,175)
Short-term loans	-	32,180
Payback of loans from employees	(1,791)	-
Loans from officers	145,650	-
Proceeds from capital contribution	73,131	-
Net cash provided (used) by financing activities	216,990	(188,995)

Increase (decrease) in cash	(64,421)	84,855
Effects of exchange rates on cash	973	(93,486)
Cash at beginning of period	514,139	11,345
Cash at end of period	450,691	2,714

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	(780)	(72,681)
Income taxes	-	-

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.

F/K/A PINGCHUAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 - ORGANIZATION AND OPERATIONS

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2008.

Shandong Zhouyuan Seed and Nursery Co., Ltd., f/k/a Pingchuan Pharmaceuticals, Inc. (“Pingchuan”) was organized under the laws of the State of North Carolina on July 20, 1996. The Company currently engages in the business of development, production and distribution of hybrid crop seeds in the People's Republic of China ("PRC'), through its whole owned subsidiary, Infolink Pacific Limited ("Infolink").

The structure of the Company is illustrated as following:

Pingchuan Pharmaceutical, Inc.
"Pingchuan" or "the Company"
Incorapted in North Carolina
on July 20, 1996
Acquired 100% equity interest on January 1, 2007
Infolink Pacific Limited
"Infolinnk"
Incorapted in British Virgin Islands ("BVI")
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

Through the Agreements described in the proceeding paragraph Infolink is deemed a 60% beneficiary resulting in Zhouyuan being a subsidiary of Infolink under the requirements of Financial Interpretation 46 (Revised) "Consolidation of Variable Interest Entities" issued by of the Financial Accounting Standards Board ("FASB"). Accordingly, Inforlink consolidated Zhouyuan's financial date prior to acquiring 60% beneficial interest in Zhouyuan and thereafter.

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $367,076 and $412,373 as of March 31, 2009 and December 31, 2008, respectively; and an accumulated deficit of $2,239,152 and $2,117,238 at March 31, 2009 and December 31, 2008, respectively.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity and amounted to $123,271 as of March 31, 2009, as compared to $121,866 as of December 31, 2008. The balance sheet amounts with the exception of equity at

March 31, 2008 were translated at 6.84 RMB to $1.00 USD as compared to 6.85 RMB at December 31, 2008. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the three months ended March 31, 2009 and 2008 were 6.85 RMB and 7.15 RMB, respectively.

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

Statement of Cash Flows

In accordance with SFAS No.95, "Statement of Cash Flows," cash flows from the Company's operations calculated based upon the functional currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with charges in the corresponding balances on the balance sheet.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness, and the economic environment.  Recoveries of balances previously written off are also reflected in this allowance

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents,receivables, accounts payable and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

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

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses. Advertising expenses were $279 and $3,166 for the three months ended March 31, 2009 and 2008, respectively.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $8,717 and $8,208 for the three months ended March 31, 2008 and 2007, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for the three months ended March 31, 2009 and 2008, respectively.

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

Reverse Stock Split

Effective on January 2, 2007, the Company filed with the Secretary of State of the State of North Carolina Articles of Amendment to its Articles of Incorporation. The amendment affected a reverse stock split of the Company's common stock in the ratio of 1:6. The number of common stocks issued and outstanding immediately after the reverse stock split was 12,001,635, including an addition of 2,234 shares for rounding up fractional shares. All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and

FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009.  The Management does not expect that the adoption of this FSP would have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009.  The Management does not expect that the adoption of this FSP would have a material effect on the Company’s financial position and results of operations.

. Note 4. ACCOUNTS RECEIVABLE

Account Receivable March 31, December 31 2009 2008 (unaudited) Accounts receivable $ 511,823 $ 708,577 less, Allowance for Bad debt 290,345 223,930 Accounts receivable, net 221,478 484,627

We use indirect method to write off accounts receivable. The bad debt expenses were $0 and $0 for the years ended March 31, 2009 and December 31, 2008 respectively.

Note 5. INVENTORIES

     Inventories consist of followings:

                                                March 31,      December 31

                                                  2009              2008

                                               (unaudited)

                   Finished goods              $ 140,699         $ 99,538

              Supply and Packing Materials        48,912            43,078

                             Total:              189,611           142,616

Note 6- PROPERTY AND EQUIPMENT

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	March 31,	December 31,
	2009	2008
	(unaudited)

Property and plant	1,709,343	$1,707,671
Machines and equipment	203,054	202,797
Office equipment	20,691	20,665

Motor vehicles	104,944	104,812
Total	2,038,032	2,035,945

Less: Accumulated depreciation	(496,028)	(478,620)

Total	1,542,004	$1,557,325

Depreciation expense charged to operations was $16,571 and $28,426 for the three months ended March 31,

Note 7 - LAND USE RIGHT

The following is a summary of land use right, less amortization:

	March 31,	December 31,
	2009	2008
	(unaudited)

Land use right	$ 262,943	$ 262,613
less: Amortization	(28,924)	(27,574)
Accounts receivable, net	$ 234,019	$235,039

Amortization expense charged to operations was $1,315 and $2,708 for the three months ended March 31, 2009 and 2008, respectively.

Note 8- ACQUIRED PLANT VARIETY PROTECTIONS

The following is a summary of acquired seed patents, less amortization:

	March 31,	December 31,
	2009	2008
	(unaudited)

Acquired plant variety protections	$1,520,202	$1,518,295
less: Amortization	(1,127,483)	(1,088,111)

Accounts receivable, net	392,719	430,184

Amortization expense charged to operations was $ 38,000 and $ 36,364 for the three months ended March 31, 2009 and 2008, respectively.

Note 9. RECEIVABLE FROM SALE OF LAND USE RIGHT

In 2004, the Company sold land use rights to a real estate development company for $1,228,858. The real estate development company owes the Company $309,025 as of December 31, 2004. The parties agreed that the real estate development company would pay interest annually at 7.488% on $126,817 (RMB 1,000,000) of the $309,025 and the rest of the balance bears no interest.

The receivable from sale of land use right consists of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)

Balance bearing interest at 7.488%	$146,079	$145,896
Balance bearing no interest	202,728	202,474
	348,807	348,370

Note 10. DUE TO OFFICERS

   Due to officers consists of following:

	March 31,	December 31,
	2009	2008
	(unaudited)

Due to Mr. Zhigang Wang, CEO	$73,770	$76,804
Due to Ms. Yuqun Liu, CFO	148,802	-
Accounts receivable, net	222,572	76,804

Due to Mr. Zhigang Wang, CEO

Due to Mr. Zhigang Wang, CEO, is temporally short-term loans from our CEO to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from these activities are classified as cash flows from financing activates.

Due to Ms. Yuqun Liu, CFO

In January 2009, Ms. Liu, Yiqun, CFO of the Company, lent $148,700 to the Company to finance its operation. The loan is for the period January 1, 2009 through May 30, 2009, secured by the Company's seed inventory, and the monthly interest is $1,022.

Note 11. COMMON STOCK

In January 2009, the Company issued 7,000,000 shares of common stock to two individuals for $73,131 (RMB 500,000).

Note 12. STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)

Net income	$(164,430)	$314,043
Other comprehensive income, net of tax:
Effects of foreign currency conversion	2,342	43,810
Total other comprehensive, not of tax	2,342	43,810
Comprehensive income	(162,088)	357,853
Comprehensive income attributable to
the noncontrolling interest	(41,579)	192,286
Comprehensive income attributable to
China Ruitai International Holdings Co., Ltd.	$(120,509)	$165,567

Note 13. SEGMENT REPSRTING

     Major Products

     The major products consist of following:

                                                           For Three Months Ended

                                                    03/31/2009                    03/31/2008

	Kind of the	Name		Percentage of		Percentage of
	Seed	of the Seed	Amount	Total Revenue	Amount	Total Revenue

	Revenue

1	Corn seed	Ludan 981	$38,607	34.16%	$71,027	26.50%
2	Corn seed	zhouyu No.1	37,272	32.98%	-	-
3	Corn seed	Yedan No.23	17,527	15.51%	-	-
4	Corn seed	Huiyuan No. 20	11,219	9.93%	54,509	20.33%
5	Corn seed	Nongda 108	8,400	7.43%	43,057	16.06%
6	Corn seed	Others	-	-	99,462	37.10%
	Total		$113,025	100%	$268,056	100%

	Costs of Sales

1	Corn seed	Ludan 981	$45,719	36.75%	$97,336	42.21%
2	Corn seed	zhouyu No.1	31,618	25.42%	-	-
3	Corn seed	Yedan No.23	17,946	14.43%	-	-
4	Corn seed	Huiyuan No. 20	11,234	9.03%	24,039	10.43%
5	Corn seed	Nongda 108	17,880	14.37%	40,488	17.56%
6	Corn seed	Others	-	-	68,718	29.80%
	Total		$124,397	100%	$230,580	100%

	Gross Profit

1	Corn seed	Ludan 981	$(7,112)	62.54%	$(26,309)	-70.21%
2	Corn seed	zhouyu No.1	5,654	-49.72%	-	0.00%
3	Corn seed	Yedan No.23	(419)	3.68%	-	0.00%
4	Corn seed	Huiyuan No. 20	(15)	0.13%	30,470	81.31%

5	Corn seed	Nongda 108	(9,480)	83.36%	2,569	6.86%
6	Corn seed	Others	-	-	30,744	82.04%
	Total		$(11,372)	100%	$37,474	100%

     Major Suppliers:

The Company has a diversified customer base. There were three major suppliers who supplied sale approximately 5% or more of the Company's total sales in this quarter as summarized in the following:

Major		Percentage of		Percentage of
Suppliers	Revenue	Total Revenue	Revenue	Total Revenue

Gansu Province Jinxibei Seed Co., Ltd.	$60,468	50.25%	$-	-
Mr. Ren, Hongzhang-Zuocun Zhuwang Town, Laizhou City	17,992	14.95%	-	-
Mr. Liu, Penghui-Shahe luwang Town, Laizhou City	7,529	6.26%	28,700	20.98%
Total	$85,989	71.45%	$28,700	20.98%

Note 14.  COMMITMENTS AND CONTINGENCIES

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

___________________________________________________________________________________________________________

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation:

The revenue in the first three-month of 2009 was $113,025, reduced from $268,055 of the same period of last year. In seed industry, the business has seasonality. Winter is the business slow season. The revenue reduction in the first quarter of 2009 was due to that we shipped more seeds to wholesale agencies in the fourth quarter of 2008.

The total costs of sale were $124,396 compared with $230,581 of the same period of last year. The operation loss was ($164,430) compared with profits of $142,839 of the same period of last year. The comprehensive loss was ($120,509) compared with profits of $165,568 of the same period of last year.

The average loss per share was $0 compared with profits $0 per share of the same period of last year.

Liquidity and Capital Resources

On March 31, 2009, the company had cash and cash equivalent of $ 450,691 compared with $514,139 on March 31, 2008. The account receivable was $221,478 on March 31, compared with $ 484,627 on March 31, 2008. The advance to suppliers was $214,955, greatly increased from $32,607 of the same period of last year. The increase of the advance to suppliers was due to that the managers wanted to guarantee the seed suppliers for the rest of the year.

In first quarter, one manager made loan of $145,650 to the company, and the Company also received proceeds of $73,131 for a privately stock offering to Chinese investors.

Although, the Company has a working capital deficiency of 267,076 and $412,373 as of March 31, 2009 and December 31, 2008 respectively, the managers believe that it will meet its capital requirement in the rest of the year through generating income from operation and financial activities.

Item 3. Quantitative And Qualitative Disclosure About Market Risk

      Not Applicable

Item 4T. Controls and Procedures

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

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of March 31, 2009.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be named as a party to various litigation proceedings arising in the ordinary course of our business, such as contractual rights and obligations, employment matters etc., none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On January 12, 2009, the Company entered into Stock Transfer Agreements (the “Agreements”) with Jian Zhou, the Company’s director and Jing Luo, an individual residing in the People’s Republic of China (together, the “Investors”) to sell in a private placement to the Investors an aggregate of 7,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Pursuant to the Agreements, Jing Luo agreed to purchase 1,000,000 shares of Common Stock at a per share purchase price of CNY0.10 (approximately US$0.015) per share, for an aggregate purchase price of CNY100,000 (approximately US$14,700), and Jian Zhou agreed to purchase 6,000,000 shares of Common Stock at a per share Purchase Price of CNY0.06 (approximately US$0.009) for an aggregate purchase price of CNY400,000 (approximately US$58,800). The Company issued 7,000,000 restricted shares in the first quarter of 2009.

Item 3. Defaults Upon Senior Securities

       None

Item 4. Submission of Matters to a Vote of Security Holders

       None

Item 5. Other Information

      None

Item 6. Exhibits

31 - Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Shandong Zhouyuan Seed and Nursery Co., Ltd

 Dated: May 19, 2009                By: /s/ Zhigang Wang

   ------------------------

     Zhigang Wang, CEO

       May 19, 2009

                                   /s/Yiqun Liu

                                   Yiqun Liu, CFO