Form 10-Q
period 2009-06-30
SHANDONG ZHOUYUAN SEED & NURSERY CO., LTD.
filed 2009-08-19
CIK 1121282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Annual Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

      For the period ended: June 30, 2009.

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

As of August 18, 2009 the number of shares outstanding of the Registrant’s common stock was 84,001,200 shares, $.001 par value.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2009

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

Item 3. Defaults Upon Senior Securities

      27

Item 4. Submission of Matters to a Vote of Security Holders

      27

Item 5. Other Information

      27

Item 6. Exhibits

      27

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

                    SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.

                            CONSOLIDATED BALANCE SHEETS

           FOR THE PERIOD ENDED June 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$324,350	$514,139
Accounts receivable, net (Note 4)	188,956	484,627
Inventory (Note 5)	170,008	142,616
Other receivable	23,440	34,629
Advance to suppliers	214,980	32,607
Total current assets	921,734	1,208,618

Property, Plant, and Equipment, net (Note 6)	1,525,612	1,557,325

Other Assets
Land use right, net (Note 7)	232,731	235,039
Acquired seed patents, net (Note 8)	354,755	430,184
Receivable from sale of land use right (Note 9)	310,878	348,370
Total other assets	898,364	1,013,593

Total Assets	$3,345,710	$3,779,536

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

Short-term loans	$18,617	18,650
Accounts payable and accrued expenses	344,316	679,924
Pension and employee benefit payable	81,626	75,677
Taxes payable	581,865	581,066
Deferred revenue	113,232	32,907
Due to employees	45,587	52,092
Due to an officer(Note 10)	71,692	76,804
Customer security deposit	98,778	103,870
Total Current Liabilities	1,355,713	1,620,990

Commitments and contingencies (Note 14 )	-
Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
none issued and outstanding as of June 30, 2009, and December 31, 2008		-
Common stock, $0.001 par value, 150,000,000 shares authorized;
84,001,200 shares issued and outstanding as of June 30, 2009
77,001,200 shares issued and outstanding as of December 31, 2008	84,002	77,002
Common stock to be inssued	15,750	15,750
Additional paid-in capital	3,356,316	3,290,185
Accumulated deficiency	(2,330,899)	(2,117,238)
Deferred compensation	(6,991)	(91,801)
Accumulated other comprehensive income	123,700	121,866
Stockholders' Equity	1,241,878	1,295,764
Noncontrolling Interest	748,119	862,782
Total Shareholders' Equity	1,989,997	2,158,546
Total Liabilities and Stockholders' Equity	$3,345,710	$3,779,536

                       See Notes To Consolidated Financial Statements

                   SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.

   CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREFENSIVE INCOME (LOSS)

     FOR THE THREE AND SIX MONTHS PERIOD ENDED JUNE 30 OF 2009 AND 2008

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sale of seeds	$ 19,498	$ 541,636	$ 132,523	$ 809,691
Total revenue	2,923	-	2,923	-
	22,421	541,636	135,446	809,691
Cost of good sold
Cost of seeds sold	13,891	357,982	100,287	552,199
Amortization of plant variety protections	38,036	37,206	76,036	73,570
Total cost of sales	51,927	395,188	176,323	625,769

Gross Profit	(29,506)	146,448	(40,877)	183,922

Governmental subsidy for one plant variety protection	-			552,092

Operating Expenses
Selling expenses	8,720	4,431	18,906	14,701
Payroll	36,730	12,119	45,644	31,559
Pension and employee benefit	8,666	8,198	19,016	16,406
Depreciation expenses	16,588	29,155	33,159	57,581
Amortization of land use rights	1,315	2,770	2,630	5,478
Professional fees	8,463	19,899	17,487	24,539
Consultant fees	-	114,334	77,000	228,667
R&D expenses	30,585	-	38,665	-
Travel and entertainment	3,609	9,989	7,288	18,751
Office expenses	20,689	6,981	34,268	13,270
Other general and administrative	217	1,587	1,129	19,582

Total Operating Expenses	135,582	209,463	295,192		430,534

Income (Loss) from Operation	(165,088)	(63,015)	(336,069)		305,480

Other Income (Expenses)
Interest income	4	4,064	4,812		9,070
Interest expenses	(5,797)	(43,219)	(6,577)		(98,885)
Other income (expenses)	798	9,284	3,321		5,492
Total other income (expenses)	(4,995)	(29,871)	1,556		(84,323)

Income (Loss) before provision
for Income Tax	(170,083)	(92,886)	(334,513)		221,157

Provision for Income Tax	-	-

Income before Minority Interest	(170,083)	(92,886)	(334,513)		221,157

Minority Interest	4,978	-	4,978		-

Net Income (loss)	(165,105)	(92,886)	(329,535)		221,157

Less: Net income attributable to noncontrolling interest	73,358	(7,001)	115,874		(178,205)

Net Income attributable to
Shandong Zhouyuan Seed and Nursery Co., Ltd.	$ (91,747)	$ (99,887)	$ (213,661)	$	$ 42,952

Basic and fully diluted earnings (loss) per share	$ (0.00)	$ 0.00	$ (0.00)		$ 0.00

Weighted average shares outstanding	84,001,200	70,001,635	83,417,867		70,001,635

                         See Notes to Consolidated Statements of Income

                 SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.

                     CONSOLIDATED STATEMENT OF CASH FLOW

        FOR THE THREE MONTHS PERIOD ENDED JUNE 30 OF 2009 AND 2008

	For the Six Months Ended
	June 30,
	2009	2008
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$ (213,661)	$ 42,952
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Minority interest	$ (115,874)	178,205
Depreciation	33,159	57,581
Amortization of land use rights and plant variety protections	78,666	79,048
Amortization of costs of common stocks issued for consultant service	77,000	228,667
Common stocks to be issued for compensation of officer and directors	7,810	-
Increase in court judgment payable	-	8,062
Gain on disposal of Tianzhe	(4,978)	-
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	296,405	(8,126)
(Increase)/Decrease in inventory	(27,202)	31,974
(Increase)/Decrease in other receivable	11,239	2,124
(Increase)/Decrease in advance to suppliers	(182,370)	85,323
(Increase)/Decrease in contract security deposit	-	(133,019)
Increase/(Decrease) in accounts payable and accrued expenses	(336,619)	(210,080)
Increase/(Decrease) in pension and employee benefit payable	5,846	8,873
Increase/(Decrease) in taxes payable
Increase/(Decrease) in interest payable	-	16,764
Increase/(Decrease) in deferred revenue	80,299	10,328
Increase/(Decrease) in customer security deposit	(5,236)	(1,649)

Net cash provided (used) by operating activities	(295,516)	397,026

Investing Activities

Purchase of fixed assets	-	(741)
Net cash (used) by investing activities	-	(741)

Financing Activities

Payback of bank loans	-	(285,608)
Short-term loans	(59)	41,019
Payback of loans from employees	(6,578)	(354)
Loans from officers	(5,219)	-
Proceeds from capital contribution	73,131	-
Net cash provided (used) by financing activities	61,276	(244,942)

Increase (decrease) in cash	(234,240)	151,343
Effects of exchange rates on cash	44,451	24,188
Cash at beginning of period	514,139	11,345
Cash at end of period	$ 324,350	$ 186,876

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	(780)	(75,438)
Income taxes	-	-

SHANDONG ZHOUYUAN SEED AND NURSERY CO., LTD.

F/K/A PINGCHUAN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

         Note 1-

BASIS OF PRESENTATION

     The accompanying unaudited financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2008.

Note 2 - ORGANIZATION AND OPERATIONS

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

GOING CONCERN

      As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $433,979 and $412,373 as of June 30, 2009 and December 31, 2008, respectively; and an accumulated deficit of $2,330,898 and $2,117,238 at June 30, 2009 and December 31, 2008, respectively.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 3-SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Principles of China " ("PRC GAAP").  Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC GAAP.  The difference between PRC GAAP accounts of the Company and its US GAAP financial statements is immaterial

     The Company maintains its books and accounting records in PRC currency "Renminbi" ("RMB"), which is determined as the functional currency.  Assets and liabilities of the Company are translated at the prevailing exchange rate at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are including in the cumulative translation adjustment account in shareholders' equity. Gain and losses resulting from foreign currency transactions are included in operations.

      Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity and amounted to $123,700 as of June 30, 2009, as compared to $121,866 as of December 31, 2008. The balance sheet amounts with the exception of equity at June 30, 2008 were translated at 6.84 RMB to $1.00 USD as compared to 6.85 RMB at December 31, 2008. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the six months ended June 30, 2009 and 2008 were 6.84 RMB and 7.07 RMB, respectively.

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

Note 3-SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                      Property, Plant and Equipment

     Property, plant and equipment are carried at cost.  The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.  The percentages or depreciable life applied are:

Property and plant	30 years
Machines and equipment	7 years
Officeequipment	5 years
Motor vehicles	5 years

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

                                   Revenue Recognition

     The Company derives its revenue primarily from the sale of various branded conventional seeds and branded seeds with biotechnology traits.  Revenue is recognized when pervasive evidence of an arrangement exists, products have been delivered, the price is fixed or determinable, collectability is reasonably assured and the right of return has expired.  The estimated amounts of revenues billed in excess of revenues recognized are recorded as deferred revenues.

              Governmental subsidy for one plant variety protection

     In February 2008, Zhouyuan received governmental subsidy of $552,092 (RMB 3,950,000) for one of its plant variety protections, named H8723, which is a wheat variety and was cultivated by one of Zhouyuan's predecessor, Laizhou Agriculture Science Research and Development Ltd.

               Research and Development Costs

     Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.  The Research and development cost was $38,655 and $0 for the six months ended June 30, 2009 and 2008, respectively.

                Advertising Costs

     Advertising costs are expensed as incurred and included as part of selling and marketing expenses. Advertising expenses were $623 and $3,768 for the six months ended June 30, 2009 and 2008, respectively.

             Pension and Employee Benefits

     Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $17,108 and $16,406 for the three months ended June 30, 2008 and 2007, respectively.

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

               Earnings (Loss) Per Share

     The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for the six months ended June 30, 2009 and 2008, respectively.

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

Note 4-ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                            June 30, 2009               December 31, 2008

                                               (unaudited)

Accounts receivable                $  468,431                       $  708,577

less: Allowance for bad debt        279,475                          223,930

Accounts  receivable, net         $  188,956                       $  484,627

We use indirect method to write off accounts receivable. The bad debt expenses were $270 and $ 0 for the six months ended June 30, 2009 and 2008, respectively.

Note 5-INVENTORIES

	June 30,	December 31,
	2009	2008
	(unaudited)

Finished goods	$121,317	$99,538
Supply and packing materials	48,691	43,078

$170,008	$142,616

Note 6-PROPERTY AND EQUIPMENT

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

	June 30,	December 31,
	2009	2008
	(unaudited)

Property and plant	$1,709,544	$1,707,671
Machines and equipment	203,077	202,797
Office equipment	20,692	20,665
Motor vehicles	104,955	104,812
Total	2,038,268	2,035,945

Less: Accumulated depreciation	(512,656)	(478,620)

Total	$1,525,612	$1,557,325

Depreciation expense charged to operations was $33,159 and $57,581 for the six months ended June 30, 2009 and 2008, respectively.

Note 7-LAND USE RIGHT

The following is a summary of land use right, less amortization:

	June 30,	December 31,
	2009	2008
	(unaudited)

Land use right	$262,973	$262,613
less: Amortization	(30,242)	(27,574)
Accounts receivable, net	$232,731	$235,039

Amortization expense charged to operations was $2,630 and $5,478 for the six months ended June 30, 2009 and 2008, respectively.

Note 8- ACQUIRED PLANT VARIETY PROTECTIONS

The following is a summary of acquired seed patents, less amortization:

	June 30,	December 31,
	2009	2008
	(unaudited)

Acquired plant variety protections	1,520,380	$1,518,295
less: Amortization	(1,165,625)	(1,088,111)
Accounts receivable, net	354,755	430,184

Amortization expense charged to operations was $76,036 and $73,570 for the three months ended June 30, 2009 and 2008, respectively.

Note 9- RECEIVABLE FROM SALE OF LAND USE RIGHT

     In 2004, the Company sold land use rights to a real estate development company for $1,228,858. The real estate development company owes the Company $309,025 as of December 31, 2004. The parties agreed that the real estate development company would pay interest annually at 7.488% on $126,817 (RMB 1,000,000) of the $309,025 and the rest of the balance bears no interest.   Beginning from April 1, 2009, the parties agreed that no interest would bear on the total balance.  As of June 30, 2009, the outstanding balance of interest due from the real estate development company was $28,972;

Note 10- DUE TO OFFICERS

Due to officers consists of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)

Due to Mr. Zhigang Wang, CEO	71,692	$76,804
Due to Ms. Yuqun Liu, CFO	-	-
Accounts receivable, net	71,692	76,804

Due to Mr. Zhigang Wang, CEO

Due to Mr. Zhigang Wang, CEO, is temporally short-term loans from our CEO to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from these activities are classified as cash flows from financing activities.

Due to Ms. Yuqun Liu, CFO

In January 2009, Ms. Liu, Yiqun, CFO of the Company, lent $148,700 to the Company to finance its operation. The loan is for the period January 1, 2009 through May 30, 2009, secured by the Company's seed inventory, and the monthly interest is $1,022.  The Company paid interest of $5,110 in the six months ended June 30, 2009.

Note 11- COMMON STOCK

In January 2009, the Company issued 7,000,000 shares of common stock to two individuals for $73,131 (RMB 500,000).

Note 12- STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

	For the Six Months Ended
	June 30,
	2009	2008
	(unaudited)	(unaudited)

Net income	$ (329,535)	$ 221,157
Other comprehensive income, net of tax:
Effects of foreign currency conversion	3,045	72,338
Total other comprehensive, not of tax	3,045	72,338
Comprehensive income	(326,490)	293,495
Comprehensive income attributable to
the noncontrolling interest	(114,663)	213,889
Comprehensive income attributable to
Shandong Zhouyuan Seed and Nursery Co., Ltd.	$ (211,827)	$ 79,606

13.  SEGMENT REPORTING

                 Major Products

                 The major products consist of following

			For the Six Months Ended
			June 30,
			2009		2008

	Kind of the	Name		Percentage of		Percentage of
	Seed	of the Seed	Amount	Total Revenue	Amount	Total Revenue

	Revenue

1	Corn seed	Ludan 981	$ 40,525	29.62%	$ 202,945	24.23%
2	Corn seed	zhouyu No.1	37,209	27.20%	1,321	0.16%
3	Corn seed	Huiyuan No. 20	24,743	18.09%	136,756	16.32%
4	Corn seed	Yedan No.23	17,497	12.79%	71,956	8.59%
5	Corn seed	Nongda 108	14,081	10.29%	136,709	16.32%
6	Corn seed	Others	2,748	2.01%	288,040	34.38%
	Total		$ 136,803	100.00%	$ 837,727	100.00%

Costs of Sales:

1	Corn seed	Ludan 981	$ 58,479	33.18%	$ 204,760	32.83%
2	Corn seed	zhouyu No.1	42,084	23.88%	1,309	0.21%
3	Corn seed	Huiyuan No. 20	24,714	14.02%	84,971	13.62%
4	Corn seed	Yedan No.23	21,870	12.41%	55,620	8.92%
5	Corn seed	Nongda 108	20,334	11.54%	117,760	18.88%
6	Corn seed	Others	8,777	4.98%	159,307	25.54%
	Total		$ 176,259	100%	$ 623,726	100%

Gross Profit:

1	Corn seed	Ludan 981	$ (17,955)	45.51%	$ (1,815)	-0.85%
2	Corn seed	zhouyu No.1	(4,875)	12.36%	12	0.01%
3	Corn seed	Huiyuan No. 20	29	-0.07%	51,785	24.20%
4	Corn seed	Yedan No.23	(4,373)	11.08%	16,336	7.63%
5	Corn seed	Nongda 108	(6,254)	15.85%	18,949	8.85%
6	Corn seed	Others	(6,029)	15.28%	128,732	60.16%

Total	$ (39,456)	100%	$ 213,999	100%

Major Customers

         The Company has a diversified customer base.  There were six major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Six Months Ended June 30,
	2009		2008
Major		Percentage of		Percentage of
Customer	Revenue	Total Revenue	Revenue	Total Revenue

Anhui Linquan Shuguang Seed Co., Ltd.	$23,881	15.99%	$-	-
Anhui Delong Seed Co., Ltd.	17,531	11.74%
Shanghai Chongming Seed Co., Ltd.	16,943	11.34%	33,545	4.16%
Henan Zhengzhou Zhongyi Technology Co., Ltd.	16,359	10.95%	32,937	0.04
Jiangshu Binhai Tianlong Seed Co., Ltd.	12,790	8.56%	8,806	0.01

Total	$87,503	58.58%	$75,287	9.33%

        Major Suppliers

The Company has a diversified Supplier base.  There were three major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Six Months Ended June 30,
	2009			2008
Major		Percentage of			Percentage of
Suppliers	Revenue	Total Revenue		Revenue	Total Revenue

Gansu Province Jinxibei Seed Co., Ltd.	$60,468	48.72%	$
Mr. Ren, Hongzhang-Zuocun Zhuwang Town, Laizhou City	19,073	15.37%		-	-
Mr. Liu, Penghui-Shahe luwang Town, Laizhou City	7,529	6.07%		28,700	5.72%
Total	$87,071	70.15%		$28,700	5.72%

Note 14-COMMITMENTS AND CONTINGENCIES

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

___________________________________________________________________________________________________________

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation:

The revenue in the second quarter of 2009 was $22,421, major generated from seed sale of $19,498, reduced from $541,636 of the same period of last year. The main reason of the revenue reduction is due to the sufficient storage of the corn seeds in the wholesale agencies. In the fourth quarter of 2008, the wholesale agencies of corn seeds already stored enough corn seeds for the sale of the past six months of 2009.

The total costs of sale were $13,891 compared with $357,982 of the same period of last year. The operation loss was ($165,088) compared with loss of ($63,015) of the same period of last year. The comprehensive loss was ($ 91,747) compared with loss of ($99,887) of the same period of last year.

The average loss per share was $0 compared with loss $0 per share of the same period of last year.

Liquidity and Capital Resources

On June 30, 2009, the company had cash and cash equivalent of $ 324,350 compared with $186,876 on June 30, 2008. The account receivable was reduced for $296,405, and the advance to suppliers increased $182,370 on

June 30 compared with those on March 31, 2009. The increase of the advance to suppliers was due to that the managers wanted to guarantee the seed suppliers for the rest of the year.

In past six months, the company paid interest of $5,110 for one manager's loan of $148,700.

Although, the Company has a working capital deficiency of $433,979 and $412,373 as of June 30, 2009 and December 31, 2008 respectively, the managers believe that it will meet its capital requirement in the rest of the year through generating income from operation and financial activities.

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

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of June 30, 2009.

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

       None

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

                                 Shandong Zhouyuan Seed and Nursery Co., Ltd

 Dated: August 19, 2009      By: /s/ Zhigang Wang

   ------------------------

     Zhigang Wang, CEO

        August 19, 2009

                                   /s/Yiqun Liu

                                   Yiqun Liu, CFO